Form 10-Q
period 1996-03-31
CALIFORNIA HOTEL & CASINO
filed 1996-05-15
CIK 824412

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)
   [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

   [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________
                        Commission file number 33-51672

                          CALIFORNIA HOTEL AND CASINO
             (Exact name of registrant as specified in its charter)

                   NEVADA                               88-0121743
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification No.)


                           2950 SOUTH INDUSTRIAL ROAD
                               LAS VEGAS, NEVADA
                                     89109
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (702) 792-7200
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes      X        No ___________

Shares outstanding of each of the Registrant's classes of common stock as of April 30, 1996

         Class                                           Outstanding
         -----                                           -----------
Common stock, no par value                                  1,000

CALIFORNIA HOTEL AND CASINO

FORM 10-Q
QUARTER ENDED MARCH 31, 1996

INDEX

                                                                                              Page No.
                                                                                              --------
Part I.          Financial Information

  Item 1.        Financial Statements

                 Consolidated Balance Sheets at March 31, 1996
                          and June 30, 1995                                                     3

                 Consolidated Statements of Income for the three and
                          nine months ended March 31, 1996 and 1995                             4

                 Consolidated Statements of Cash Flows for the nine
                          months ended March 31, 1996 and 1995                                  5

                 Consolidated Statement of Changes in Stockholder's Equity
                          for the nine months ended March 31, 1996                              6

                 Notes to Consolidated Financial Statements                                     7

  Item 2.        Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                   9

Part II.         Other Information                                                             14

  Item 3.        Other Information                                                             14

                 Business Considerations                                                       14

  Item 6.  Exhibits and Reports on Form 8-K                                                    18

Signatures                                                                                     19

PART I.       FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS

CALIFORNIA HOTEL AND CASINO AND SUBSIDIARIES
(A WHOLLY OWNED SUBSIDIARY OF BOYD GAMING CORPORATION)

CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31,    JUNE 30,
(IN THOUSANDS, EXCEPT SHARE DATA)                               1996         1995
- - --------------------------------------------------------------------------------------
ASSETS

Current assets
    Cash and cash equivalents                                $   30,381  $   21,798
    Accounts receivable, net                                      7,596       6,875
    Inventories                                                   5,539       5,487
    Prepaid expenses and other                                   11,969      10,385
                                                              ----------  ----------
        Total current assets                                     55,485      44,545

Property, equipment and leasehold interests, net                488,054     494,142
Other assets and deferred charges                                26,975      29,584
Goodwill, net                                                    10,343      10,611
                                                              ----------  ----------
        Total assets                                         $  580,857  $  578,882
                                                              ==========  ==========
LIABILITIES AND
STOCKHOLDER'S EQUITY

Current liabilities
     Current maturities of long-term debt                    $   26,429  $   26,421
     Accounts payable                                            24,710      24,785
     Accrued liabilities
         Payroll and related                                     18,249      17,295
         Interest and other                                      18,690      12,926
     Income taxes payable                                           621       3,653
         Total current liabilities                               88,699      85,080

Long-term debt, net of current maturities                       309,531     369,382

Long-term debt, due to related party                             36,500        -

Deferred income taxes                                            21,532      20,067

Commitments

Stockholder's equity
    Preferred stock, $100 par value, 200,000
          shares authorized                                        -           -
    Common stock, no par value; 2,500 shares
          authorized; 1,000 shares issued                        22,328      22,328
    Additional paid-in capital                                   32,856       9,606
    Retained earnings                                            69,411      72,419
                                                              ----------  ----------
        Total stockholder's equity                              124,595     104,353
                                                              ----------  ----------
        Total liabilities and stockholder's equity           $  580,857  $  578,882
                                                              ==========  ==========





             The accompanying notes are an integral part of these
                      consolidated financial statements.

CALIFORNIA HOTEL AND CASINO AND SUBSIDIARIES
(A WHOLLY OWNED SUBSIDIARY OF BOYD GAMING CORPORATION)

CONSOLIDATED STATEMENTS OF INCOME                   THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          MARCH 31,             MARCH 31,
                                                   --------------------  -----------------------
(IN THOUSANDS)                                         1996      1995        1996        1995
- - ------------------------------------------------------------------------------------------------
Revenues
    Casino                                        $  95,510  $ 87,736   $ 278,684  $   265,784
    Food and beverage                                30,656    27,030      86,687       81,505
    Rooms                                            15,881    14,639      45,738       41,416
    Other                                             8,414     7,580      26,272       24,534
                                                   ---------  --------   ---------   ----------
Gross revenues                                      150,461   136,985     437,381      413,239
Less promotional allowances                          15,877    13,512      44,225       39,569
                                                   ---------  --------   ---------   ----------
        Net revenues                                134,584   123,473     393,156      373,670
                                                   ---------  --------   ---------   ----------

Costs and expenses
    Casino                                           49,031    43,675     140,387      131,664
    Food and beverage                                20,588    20,401      64,067       61,328
    Rooms                                             4,991     5,488      15,948       16,681
    Other                                             5,811     5,101      18,241       16,885
    Selling, general and administrative              17,047    13,837      51,502       45,465
    Maintenance and utilities                         5,255     5,691      17,818       18,382
    Depreciation and amortization                    10,954    11,750      33,702       34,981
    Corporate expense                                 2,650     2,872       8,560        7,748
                                                   ---------  --------   ---------   ----------
        Total                                       116,327   108,815     350,225      333,134
                                                   ---------  --------   ---------   ----------
Operating income                                     18,257    14,658      42,931       40,536
                                                   ---------  --------   ---------   ----------

Other income (expense)
    Interest income                                      -          1          -            33
    Interest expense, net of amount capitalized      (7,477)  (10,006)    (26,306)     (28,504)
                                                   ---------  --------   ---------   ----------
        Total                                        (7,477)  (10,005)    (26,306)     (28,471)
                                                   ---------  --------   ---------   ----------
Income before provision for income taxes             10,780     4,653      16,625       12,065

Provision for income taxes                            4,880     2,000       7,633        5,798
                                                   ---------  --------   ---------   ----------
Net income                                        $   5,900  $  2,653   $   8,992   $    6,267
                                                   =========  ========   =========   ==========





             The accompanying notes are an integral part of these
                      consolidated financial statements.

CALIFORNIA HOTEL AND CASINO AND SUBSIDIARIES
(A WHOLLY OWNED SUBSIDIARY OF BOYD GAMING CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS                                             NINE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                 ---------  ----------
(IN THOUSANDS)                                                                      1996       1995
- - ------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $   8,992  $   6,267
Adjustments to reconcile net income to net cash provided by
   operating activities:
    Depreciation and amortization                                                  33,702     34,981
    Deferred income taxes                                                           1,465        956
    Other                                                                             (82)       (29)
    Changes in assets and liabilities:
        (Increase) decrease in accounts receivable, net                              (721)       671
        Increase in inventories                                                       (52)      (252)
        (Increase) decrease in prepaid expenses                                    (1,584)     1,025
        (Increase) decrease in other assets                                         2,971     (6,189)
        Increase (decrease) in other current liabilities                           10,732    (10,950)
        Increase (decrease) in income taxes payable                                (3,032)     1,950
                                                                                 ---------  ---------
Net cash provided by operating activities                                          52,391     28,430
                                                                                 ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property, equipment and other assets                           (31,715)   (31,726)
                                                                                 ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt                                         -         7,850
    Net borrowings under credit agreements                                         (3,500)    14,000
    Payments on long-term debt                                                    (19,843)   (16,652)
    Capital Contribution From Parent                                               23,250       -
    Dividends paid                                                                (12,000)      -
                                                                                 ---------  ---------
Net cash provided by (used in) financing activities                               (12,093)     5,198
                                                                                 ---------  ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           8,583      1,902

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     21,798     20,993

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  30,381  $  22,895
                                                                                 =========  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for interest, net of amounts capitalized                          $  25,092  $  22,229
                                                                                 =========  =========

    Cash paid for income taxes                                                  $   7,300  $   3,715
                                                                                 =========  =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
    Property additions acquired on contracts and trade payables which
        were accrued, but not yet paid                                          $     775  $     403
                                                                                 =========  =========





             The accompanying notes are an integral part of these
                      consolidated financial statements.

CALIFORNIA HOTEL AND CASINO AND SUBSIDIARIES
(A WHOLLY OWNED SUBSIDIARY OF BOYD GAMING CORPORATION)

CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDER'S EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)


                                                                 ADDITIONAL                       TOTAL
                                              COMMON STOCK         PAID-IN      RETAINED      STOCKHOLDER'S
                                            SHARE      AMOUNT      CAPITAL      EARNINGS         EQUITY
                                          ---------  ----------  -----------  ------------  -----------------
Balances, July 1, 1995                      1,000     $22,328       $9,606      $72,419          $104,353

     Contributed Capital from Parent                                23,250                         23,250

     Dividends                                                                  (12,000)          (12,000)

     Net income for the nine months
          ended March 31, 1996                                                    8,992             8,992
                                          --------   ----------  ----------   ----------       -----------
Balances, March 31, 1996                    1,000      $22,328     $32,856      $69,411          $124,595
                                          ========   ==========  ==========   ==========        ==========





             The accompanying notes are an integral part of these
                      consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of California Hotel and Casino and its wholly owned subsidiaries, collectively referred to herein as the "Company". The Company owns and operates six casino entertainment facilities in Las Vegas, Nevada. All material intercompany accounts and transactions have been eliminated. The Company is a wholly owned subsidiary of Boyd Gaming Corporation.

Basis of Presentation

In the opinion of the Company the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary, consisting of only normal recurring adjustments, to present fairly the results of its operations for the three and nine months ended March 31, 1996 and 1995 and its cash flows for the nine months ended March 31, 1996 and 1995. It is suggested that this report be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 1995. The operating results for the three and nine months ended March 31, 1996 and cash flows for the nine months ended March 31, 1996 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

Note 2.  Long-Term Debt

In April 1996, the Company and its parent, Boyd Gaming Corporation, received a commitment for a new $500 million five-year Reducing Revolving Credit Facility. This facility will replace the Company's and its Parents current bank credit facilities. Availability under the new facility will reduce semiannually starting in the third year. The Company is currently negotiating the closing of this transaction which is expected to be completed in the next several weeks.

The Company, through its wholly owned subsidiary, California Hotel Finance Corporation, has issued $185 million senior subordinated notes at 11%. The notes are unconditionally guaranteed on a senior subordinated and unsecured basis by the Company. The guarantee is subordinated to all existing and future senior debt (as defined in the Indenture related to the notes) of the Company (approximately $187.5 million at March 31, 1996) and is effectively subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the subsidiaries of the Company (approximately $23.0 million at March 31, 1996). The Company is not in default and there are no payment blockages with respect to the notes.

Note 3.  Subsequent Event

On April 26, 1996, the Company's parent, Boyd Gaming Corporation, entered into a stock purchase agreement to acquire Par-a-Dice Gaming Corporation, owner and operator of the Par-a-Dice riverboat casino in East Peoria, Illinois and East Peoria Hotel, Inc., the general partner of a partnership constructing a 204-room hotel adjacent to the Par-a-Dice casino. Closing of the transaction is conditioned upon, among other things, approval of the Illinois Gaming Board. The total purchase price is $175 million and includes the riverboat casino facility, a 204-room hotel and a vacant potential gaming site in Missouri.
Boyd Gaming Corporation currently expects to assign its rights under the purchase agreement to the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain Income Statement Data for the Company's properties. As used herein, "Boulder Strip Properties" consists of Sam's Town Las Vegas, the Eldorado Casino and Jokers Wild Casino; and "Downtown Properties" consists of the California Hotel and Casino and the Fremont Hotel and Casino.


                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 MARCH 31,                 MARCH 31,
                                         ------------------------  ------------------------
                                            1996          1995         1996         1995
                                         -----------  -----------  -----------  -----------
                                              (In thousands)           (In thousands)
INCOME STATEMENT DATA

    NET REVENUES
    Stardust                             $   49,930   $   48,274   $  146,336   $  147,011
    Boulder Strip Properties                 49,629       42,321      143,033      125,682
    Downtown Properties                      35,025       32,878      103,787      100,977
                                         -----------  -----------  -----------  -----------
        Total Properties                    134,584      123,473      393,156      373,670
                                         -----------  -----------  -----------  -----------


    OPERATING INCOME
    Stardust                                  9,247        7,861       22,164       22,677
    Boulder Strip Properties                  7,816        5,280       17,382       10,687
    Downtown Properties                       4,280        4,906       13,259       16,305
                                         -----------  -----------  -----------  -----------
        Total Properties                     21,343       18,047       52,805       49,669
                                         -----------  -----------  -----------  -----------

         Consolidated net revenues increased 9.0% and 5.2%, respectively, for the three and nine-month periods ended March 31, 1996 versus the comparable periods in the prior fiscal year. Revenues at the Boulder Strip Properties increased 17.3% and 13.8%, respectively, while Stardust revenues increased 3.4% and declined 0.5%, respectively, and revenues at The Downtown Properties increased 6.5% and 2.8%, respectively, for the three and nine month periods. Revenue growth on a consolidated basis was achieved in the casino and rooms categories of the Company's operations for both the three and nine-month periods ended March 31, 1996, with casino revenue up 8.9% and 4.9%, respectively, and room revenue up 46.9% and 20.6%, respectively. Food and beverage revenue declined 4.7% and 0.2%, respectively, for the three and nine-month periods ended March 31, 1996. Slot revenue, which accounts for 70% of casino revenue, increased 11.5% and 7.8%, respectively, for the three and nine-month periods ended March 31, 1996 versus comparable periods in the prior fiscal year. Table games revenue, the only other significant component of casino revenue, decreased 7.1% and 5.2%, respectively, for the three and nine-month periods. The Company's hotel rooms posted an overall occupancy rate of 98% and 95%, respectively, for the three and nine-month periods ended March 31, 1996. The Company's average room rate rose 5.3% and 8.6%, respectively, for the three and nine-month periods ended March 31, 1996, primarily as a result of a 5.6% and 12.0% rise in average room rate at the Stardust for the three and nine-month periods ended March 31, 1996. Occupancy statistics do not include Main Street Station rooms. The Company purchased Main Street Station Hotel and Casino in December 1993 as a closed casino/hotel facility, and has been using its rooms to augment the rooms base at the California and Fremont. The Main Street Station Hotel is currently undergoing an extensive renovation and expansion project and the Company expects to open the property in fiscal 1997 as a complete casino/hotel facility.

         Consolidated operating income margins were 13.6% and 10.9%, respectively, for the three and nine-month periods ended March 31, 1996 versus 11.9% and 10.8% for the comparable periods in the prior fiscal year. Consolidated operating income was $18.3 million and $42.9 million for the three and nine-month periods ended March 31, 1996 versus $14.7 million, respectively, and $40.5 million, respectively, for the comparable periods of the prior fiscal year. The Boulder Strip Properties and the Stardust posted increases in operating income of 48.0% and 17.6%, respectively, for the three months ended March 31, 1996 which were primarily offset by operating income declines at the Downtown Properties. For the nine months ended March 31, 1996 the Boulder Strip Properties posted increases in operating income of 63% which were partially offset by operating income declines at the Stardust and Downtown Properties.

         Net revenues at the Stardust increased 3.4% and declined 0.5%, respectively, for the third fiscal quarter and for the first nine months of the current fiscal year versus the comparable periods in the prior fiscal year. Slot revenue increased 4.4% in the third quarter and declined 1.5% for the nine months ended March 31, 1996 versus the comparable periods in the prior fiscal year. Table games revenue for the three and nine-month periods ended March 31, 1996 was down 6.9% and 6.6%, respectively, versus comparable periods in the prior fiscal year as a result of flat wagering and lower net winnings. Room revenue at the Stardust for the three and nine-months ended March 31, 1996 increased 4.0% and 8.2%, respectively. For the three months ended March 31, 1996 occupied rooms increased 1.7% and the average daily room rate rose 5.6% versus the comparable period in the prior fiscal year. For the nine months ended March 31, 1996 a decline of 2.8% in occupied rooms was offset by increases in the average room rate of 12.0% versus the comparable period in the prior fiscal year. Operating income margin for the three and nine-month periods ended March 31, 1996 were 18.5% and 15.1%, respectively, versus 16.3% and 15.4%, respectively, in the comparable periods in the prior fiscal year. The increase in operating income and operating margin for the three month period ended March 31, 1996 is primarily attributable to increased revenues and operating income in the casino and rooms departments. The decline in operating income and operating income margin for the nine- month period is primarily attributable to decreased casino and food and beverage revenues and higher advertising and promotional expenses partially offset by increased operating income and operating income margins in the rooms department.

         Net revenues at the Boulder Strip Properties increased 17.3% and 13.8%, respectively, for the three and nine-month periods ended March 31, 1996 versus the comparable periods in the prior fiscal year. Net revenues at Sam's Town increased 20.7% and 15.5%, respectively, for the three and nine-month periods ended March 31, 1996 versus the comparable periods in the prior fiscal year while revenues for the other Boulder Strip Properties (the Eldorado Casino and Jokers Wild Casino) increased slightly for both the three and nine month periods ended March 31, 1996. Casino revenues at the Boulder Strip Properties increased 20.0% and 17.5%, respectively, for the three and nine-month periods ended March 31, 1996, while rooms revenue increased 7.7% and 10.3%, respectively, and food and beverage revenue increased 13.6% and 7.1%, respectively. Operating income margins at the Boulder Strip Properties increased to 15.7% and 12.2%, respectively, for the three and nine-month periods ended March 31, 1996 versus 12.5% and 8.5%, respectively, in the comparable periods of the prior year. Sam's Town posted increases in operating income margin of 5.2 and 4.7 percentage points, respectively, for the three and nine month periods ended March 31, 1996. Operating income margins at the Eldorado and Jokers Wild declined 3.7 and 5.1 percentage points, respectively, for the three months and increased 0.6 percentage points at the Eldorado and declined 1.5 percentage points at the Jokers Wild for the nine month period. Declines in operating income margins at the Eldorado and Jokers Wild are primarily a result of lower net winnings in the casino department. The significant increases in revenues, operating income and operating income margins for both three and nine-month periods at Sam's Town are primarily attributable to the implementation of successful aggressive marketing programs creating increased customer awareness and visitation.

         Net revenues at the Downtown Properties increased 6.5% and 2.8%, respectively, for the three and nine-month periods ended March 31, 1996 versus the comparable periods in the prior fiscal year. Slot revenue increased 4.9% and 1.7%, respectively, while table games revenue decreased 13.4% and 6.8%, respectively, for the third quarter and first nine months ended March 31, 1996, increased slightly on increased wagering. Net revenues at the Fremont increased 13.6% and 3.2% for the three and nine-month periods ended March 31, 1996 versus the comparable periods in the prior fiscal year. Net revenues at the California increased 0.1% and 2.4%, respectively, for the three and nine-month periods ended March 31, 1996 versus the comparable period in the prior fiscal year. Operating income margins at the Downtown Properties were 12.2% and 12.8%, respectively, for the three and nine-month periods ended March 31, 1996 versus
14.9% and 16.1%, respectively, in the comparable period of the prior year.   The
Fremont operating income margin was 12.8% and 12.1%, respectively, for the three and nine-month periods ended March 31, 1996 versus 14.6% and 15.4%, respectively, in the comparable three and nine-month periods in the prior fiscal year. The decline in operating income margins at the Fremont Hotel and Casino were primarily a result of lower net winnings and increased marketing and promotional costs for the three and nine-months ended March 31, 1996. The California had operating income margins of 11.6% and 13.4%, respectively, for the three and nine-month periods ended March 31, 1996 versus 15.2% and 16.9%, respectively, in the comparable three and nine-month periods in the prior fiscal year. The decline in operating income margins at the

California Hotel and Casino were primarily a result of lower net winnings for the three and nine-month periods ended March 31, 1996. Construction of the Fremont Street Experience project, which was completed and opened to the public in December 1995, negatively impacted the Downtown Properties for the majority of the first and second fiscal quarters. The Fremont Street Experience which was open for the entire third fiscal quarter drew additional visitors to the downtown area. The Fremont benefited from increased walk-in visitor traffic due to its proximity to the Fremont Street Experience.

         Interest expense was $7.5 million and $26.3 million for the three and nine-month periods ended March 31, 1996 versus $10.0 million and $28.5 million for the comparable period in the prior fiscal year. The Company incurred less interest expense for the three month period ended March 31, 1996 as a result of more capitalized interest related to projects under development versus the comparable period in the prior year.

         As a result of these factors, net income increased $3.2 million and $2.7 million, respectively, for the three and nine-months ended March 31, 1996 compared to the same period in the prior fiscal year.

FINANCIAL CONDITION AND CAPITAL RESOURCES

         For the nine months ended March 31, 1996, the Company's net cash provided by operating activities was $52.4 million compared to $28.4 million in the prior year period. Net cash provided by operating activities in the prior fiscal year was negatively impacted by significant reductions in accounts payable and increases in other assets related to the expansion of Sam's Town Las Vegas, which was completed in July 1994, and the timing of payments related thereto. As of March 31, 1996, the Company had balances of cash and cash equivalents of approximately $30.4 million and had approximately $52 million of credit available under its bank credit agreement. In April 1996, the Company received a commitment for a new $500 million five-year Reducing Revolving Credit Facility. This facility will replace the Company's and its parent's current bank credit facilities which currently have a total availability of $277 million. Availability under the new facility will reduce semiannually starting in the third year. The Company is currently negotiating the closing of this transaction which is expected to be completed in the next several weeks. Upon closing of this transaction, the Company and its parent expect to have approximately $270 million in unused availability.

         On April 26, 1996, the Company's parent, Boyd Gaming Corporation, entered into a stock purchase agreement to acquire Par-a-Dice Gaming Corporation, owner and operator of the Par-a-Dice riverboat casino in East Peoria, Illinois and East Peoria Hotel, Inc., the general partner of a partnership constructing a 204-room hotel adjacent to the Par-a-Dice casino. Closing of the transaction is conditioned upon, among other things, approval of the Illinois Gaming Board. The total purchase price is $175 million and includes the riverboat casino facility, a 204-room hotel and a vacant potential gaming site in Missouri. Boyd Gaming Corporation currently expects to assign its rights under the purchase agreement to the Company. The Company recently began the renovation and expansion of Main Street Station Hotel and Casino. This project, which is expected to cost approximately $45 million, will include a redesign of the property's public space, expanded restaurant facilities, a refurbishment of the property's 400-hotel rooms, acquisition of all new gaming equipment and increased parking. There can be no assurance that any of the above mentioned projects will go forward and ultimately become operational.
The source of funds required to meet the Company's working capital needs

(including maintenance capital expenditures) and those required to complete the above mentioned projects is expected to be cash on hand, cash flow from operations, availability under credit agreements, new borrowings to the extent permitted under existing debt agreements and vendor and other financing. There is no assurance that required financing strategies can be effected on satisfactory terms.

PART II.  OTHER INFORMATION

ITEM 3.  OTHER INFORMATION

BUSINESS CONSIDERATIONS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. From time to time the Company may report, through its press releases, discussions with analysts, Securities and Exchange Commission filings, or through other oral or written statements, certain matters that could be characterized as forward-looking statements such as statements relating to plans for future expansion and other business development activity, as well as other capital spending, financing sources and the effects of regulation and competition. Such forward-looking statements involve important risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. The Company believes that such forward-looking statements should be considered in light of certain important cautionary factors, risks and uncertainties that may affect the Company s actual business, results of operations or financial condition, many of which are beyond management s control. Such factors, risks and uncertainties include, among others, the following:

EXPANSION OF BUSINESS

         The Company regularly evaluates sites in new locations for possible expansion of its gaming operations. However, the Company s ability to expand will depend upon a number of factors, including: the identification and availability of suitable locations; negotiation of acceptable purchase, management, joint venture or other agreements; the securing of required state and local, or federal (and, if applicable, Indian) licenses, permits and approvals; in the case of construction of new facilities (or renovation of existing facilities) the risks typically associated with any new construction; hiring, training and retention of skilled management and other personnel; availability of adequate financing on acceptable terms; and other factors including changes in the competitive and regulatory environment, many of which are beyond the Company s control. As a result, there can be no assurance that the Company will be able to expand into new locations that delays in a planned expansion may not occur or, if such an expansion occurs, that it will be successful.

         The Company is currently engaged in several projects to expand its operations. The Company has recently started the renovation and expansion of Main Street Station Hotel and Casino which is expected to be completed by the end of calendar 1996. This project includes a redesign of the property s public space, expanded restaurant facilities, a refurbishment of the property s 400 hotel rooms, the acquisition of all new gaming equipment, and increased parking capacity. No assurance can be given that the above mentioned project will ultimately become operational. On April 26, 1996, the Company's parent, Boyd Gaming Corporation, entered into a Stock Purchase Agreement to acquire all of the capital stock of (i) Par-a-Dice Gaming Corporation, owner and operator of the Par-a-Dice riverboat casino in East Peoria, Illinois and (ii) East Peoria Hotel, Inc. (collectively the Par-a-Dice Acquisition). Boyd Gaming currently expects to assign its rights under the agreement to the Company.
Each of the above projects will be subject to the risks inherent in the establishment of a new business enterprise or the expansion of an existing business enterprise including unanticipated design, construction, regulatory, environmental and operating problems. There can be no assurance that any of the above projects will become operational within the time frame and budgets currently contemplated or at all.

         The Par-a-Dice Acquisition is expected to cost approximately $175 million while the renovation and expansion of Main Street Station Hotel and Casino is expected to cost approximately $45 million. The Company intends to finance the Par-a-Dice Acquisition and the Main Street Station renovation and expansion with borrowings under the Company s bank credit facilities. Continued access to funds under those credit facilities is dependent on compliance with financial and other covenants.

PENDING ACQUISITION

         On April 26, 1996, the Company's parent, Boyd Gaming Corporation, entered into a Stock Purchase Agreement for the Par-a-Dice Acquisition. Boyd Gaming Corporation currently expects to assign its rights under the agreement to the Company. The Par-A-Dice Acquisition is subject to a number of regulatory approvals including the approval of the Illinois Gaming Commission. No assurance can be given that the necessary approvals will be received. In addition, the Company has no experience in Illinois and no assurance can be given that the Company will be able to compete successfully in this new market. Furthermore, the acquisition is subject to certain closing conditions and there can be no assurance that the acquisition will be completed according to the terms currently contemplated.

ADDITIONAL FINANCING REQUIREMENTS; LEVERAGE AND DEBT SERVICE

         The Company intends to finance future expansion primarily with existing cash balances, cash flow from operations, borrowings under its bank credit facilities and vendor, and other financing, which may include additional borrowings and funds obtained through public offerings or private placements of debt securities. No assurance can be given that the aforementioned sources of funds will be sufficient to finance the Company s expansion or that other financing will be available on acceptable terms, in a timely manner or at all. In addition, the Company s outstanding indebtedness contains certain restrictions on the ability of the Company and its subsidiaries to incur additional indebtedness.

         The Company s ability to service its debt will be dependent on its future performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company s control. Accordingly, no assurance can be given that the Company will maintain a level of operating cash flow that will permit it to service its obligations. In the event the Company is unable to generate sufficient cash flow to service its debt obligations it will have to adopt one or more alternatives, such as reducing or delaying planned expansion and capital expenditures, selling assets, restructuring debt or obtaining additional equity capital. There is no assurance that any of these financing strategies could be effected on satisfactory terms. In addition, certain states laws contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Such restrictions could cause delays in obtaining necessary capital.

COMPETITION

         The gaming industry is highly competitive. Gaming activities include: traditional land-based casinos; riverboat and dockside gaming; casino gaming on Indian land; state-sponsored lotteries and video poker in restaurants, bars and hotels; pari-mutuel betting on horse racing, dog racing and jai-alai; sports bookmaking and card rooms. The casinos owned and being developed by the Company compete and will in the future compete with all these forms of gaming, and will compete with any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment. The Company also competes with other gaming companies for opportunities to acquire legal gaming sites in emerging and established gaming jurisdictions. Some of the competitors of the Company have more personnel and greater financial and other resources than the Company. Such competition in the gaming industry could adversely affect the Company s ability to attract customers and thus adversely affect its operating results. In addition, further expansion of gaming into new jurisdictions could also adversely affect the Company s business by diverting its customers to competitors in such new jurisdictions.

         In particular, the expansion of casino gaming in or near any geographic area from which the Company attracts or expects to attract a significant number of its customers, such as Hawaii, California, or Arizona could have a material adverse effect on the Company s business.

GOVERNMENTAL REGULATION; ENVIRONMENTAL RISKS

         The ownership and operation of the Company s gaming facilities and the Par-a-Dice Casino are subject to extensive regulation by state and local regulatory authorities. Nevada and Illinois have each promulgated detailed regulations governing gaming operations. Regulatory authorities in these states have broad powers with respect to the licensing of casino operations, and may revoke, suspend, condition or limit the Company s gaming licenses, impose substantial fines and take other actions, any one of which could have a material adverse effect on the Company s business. Directors, officers and certain key employees of the Company must also be approved by certain state regulatory authorities. If state regulatory authorities were to find a person occupying any such position unsuitable, the Company would be required to sever its relationship with that person. Certain public issuances of securities and certain other transactions by the Company also require the approval of certain state regulatory authorities.

         The Company is subject to a variety of regulations in the state in which it currently operates. If additional gaming regulations are adopted in a state in which the Company operates, such regulations could impose restrictions or costs that could have a material adverse effect on the Company. From time to time, various proposals have been introduced in some of the legislatures of states in which the Company has existing or planned operations that, if enacted, would affect the tax, regulatory, operational or other aspects of the gaming industry and the Company. No assurance can be given that such legislation will not be introduced and/or enacted. The federal government has also previously considered a federal tax on casino revenues and may consider such tax in the future. In addition, gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. Any material increase in these taxes or fees could adversely affect the Company.

         The Company is subject to certain federal, state and local safety and health laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Clean Water Act, Occupational Safety and Health Act, Resource Conservation Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act. The Company has not made, and does not anticipate making, material expenditures with respect to such environmental laws and regulations. However, the coverage and attendant compliance costs associated with such laws, regulations and ordinances may result in future additional costs to the Company s operations. For example, in 1990 the U.S. Congress enacted the Oil Pollution Act to consolidate and rationalize mechanisms under various oil spill response laws. The Department of Transportation has proposed regulations requiring owners and operators of certain vessels to establish through the U.S. Coast Guard evidence of financial responsibility in the amount of $5.5 million for clean up of oil pollution. This requirement would be satisfied by either proof of adequate insurance (including self-insurance) or the posting of a surety bond or guaranty.

         The riverboats operated by the Company must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. Each of them must hold a Certificate of Seaworthiness or must be approved by the American Bureau of Shipping ("ABS") for stabilization and flotation, and may also be subject to local zoning and building codes. The
U.S. Coast Guard requirements establish design standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel s Certificate of Seaworthiness or ABS approval would preclude its use as a floating casino. In addition, U.S. Coast Guard regulations require a hull inspection at a U.S. Coast Guard-approved dry docking facility for all cruising riverboats at five-year intervals. Travel to and from such docking facility, as well as the time required for inspections of the Par-a-Dice riverboat, if the Par-a-Dice Acquisition is consummated, and any necessary repairs, could be significant.
The Par-a-Dice riverboat casino is subject to other types of risks as compared to those associated with land-based casinos, including loss of service due to casualty, mechanical failures, extended or extraordinary maintenance, flood, hurricane or other severe weather conditions.

RELIANCE ON CERTAIN MARKETS

         The California Hotel and Casino and Fremont Hotel and Casino derive a substantial portion of their customers from the Hawaiian market. In fiscal 1995, patrons from Hawaii made up over 90% of the room nights at the California and over 60% at the Fremont. An increase in fuel costs or transportation prices, a decrease in airplane seat availability or a deterioration of relations with tour and travel agents, as they affect travel between the Hawaii markets and the Company s facilities, could materially adversely affect the Company s results. The Company s Las Vegas properties also draw a substantial number of customers from certain other specific geographic areas, including Southern California, Arizona, Las Vegas, and the Midwest. The Par-a-Dice Casino draws customers from the greater Peoria area as well as from Chicago and from Indiana, Iowa and Missouri. Adverse economic conditions in any of these markets, or the failure of the Company s facilities to continue to attract customers from these geographic markets as a result of increased competition in those markets, could have a material adverse effect on the Company s operating results.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         27     Financial Data Schedule.

                                   SIGNATURES


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 CALIFORNIA HOTEL AND CASINO
                                                 (Registrant)



Date: May 15, 1996                               By     Keith Smith
                                                 ------------------------------
                                                 Keith Smith
                                                 Vice President and Controller
                                                 (Chief Accounting Officer)