Form 10-K405/A
period 1995-06-30
CALIFORNIA HOTEL & CASINO
filed 1996-06-07
CIK 824412

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-K / A
                              (AMENDMENT NUMBER 1)

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1995

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

             For the Transition period from _________ to _________.

                        Commission file number: 33-51672

                          CALIFORNIA HOTEL AND CASINO
             (Exact name of Registrant as specified in its charter)

                    NEVADA                                88-0121743
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)               Identification No.)


                 2950 SOUTH INDUSTRIAL ROAD, LAS VEGAS NV 89109
               (Address of principal executive offices)(Zip Code)

                                 (702) 792-7200
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X   NO    .
                                                ---     ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    As of August 31, 1995, none of the voting stock was held by non-affiliates of the Registrant.

    As of August 31, 1995, the registrant had outstanding 1,000 shares of Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain Income Statement Data for the Company on a consolidated basis and for its properties. As used herein, "Boulder Strip Properties" consists of Sam's Town Las Vegas, the Eldorado Casino and the Jokers Wild Casino; and "Downtown Properties" consists of the California Hotel and Casino and the Fremont Hotel and Casino.

                                                                            FISCAL YEAR ENDED JUNE 30,
                                                                         --------------------------------
                                                                           1995         1994       1993
                                                                         --------     --------    -------
                                                                                   (In thousands)
INCOME STATEMENT DATA
    NET REVENUES
      Stardust  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $193,563     $195,899      $191,735
      Boulder Strip Properties  . . . . . . . . . . . . . . . . . . .    168,036      125,087       108,982
      Downtown Properties   . . . . . . . . . . . . . . . . . . . . .    135,232      137,726       129,961
                                                                        --------     --------      --------
        Total Properties  . . . . . . . . . . . . . . . . . . . . . .    496,831      458,712       430,678
    OPERATING INCOME
      Stardust  . . . . . . . . . . . . . . . . . . . . . . . . . . .     30,688       26,713        28,039
      Boulder Strip Properties  . . . . . . . . . . . . . . . . . . .     15,551       20,686        24,696
      Downtown Properties   . . . . . . . . . . . . . . . . . . . . .     22,561       23,583        21,810
                                                                        --------     --------      --------
        Total Properties  . . . . . . . . . . . . . . . . . . . . . .     68,800       70,982        74,545

         Fiscal 1995 Compared to Fiscal 1994

         Consolidated net revenues increased 8.3% for fiscal 1995 compared to fiscal 1994. The increase in net revenues in fiscal 1995 resulted from the opening of Sam's Town Las Vegas expansion in July 1994 and the opening of the California Hotel rooms expansion in December 1994. Net revenues at the Boulder Strip Properties increased 34% and net revenues at the Stardust and Downtown Properties declined 1.2% and 1.8%, respectively. Net revenues at the Boulder Strip Properties were enhanced by the opening in July 1994 of the Sam's Town Las Vegas expansion and by the acquisition of the Eldorado Casino and Jokers Wild Casino in October 1993. The Company's revenue growth was achieved in all major revenue categories with casino revenue increasing 5.6%, room revenue increasing 31.3%, food and beverage revenue increasing 8.2% and other revenue increasing 14.9%. Slot revenue, which continues to account for more than two-thirds of total casino revenue, increased 8.1% in fiscal 1995 compared to fiscal 1994. The increase in slot revenue is primarily attributable to the opening of the Sam's town Las Vegas expansion in July 1994. Table games revenue, the only other significant component of casino revenue, increased 3.6% also as a result of the opening of the Sam's Town Las Vegas expansion. Company-wide room revenue increased 31.3% for fiscal 1995 compared to fiscal 1994 primarily as a result of a 16.1% increase in occupied rooms and a 9.7% increase in average daily room rate. The increase in occupied rooms is attributable to the openings of the Sam's Town Las Vegas expansion in July 1994 (650 rooms) and the opening of the California Hotel and Casino rooms expansion (146 rooms opened in December 1994). The Company's hotel rooms posted an overall occupancy percentage of 96% in fiscal 1995 compared to 98% in fiscal 1994. Occupancy statistics do not include Main Street Station rooms which the Company uses to augment the rooms base at the California and Fremont.

         Consolidated operating income decreased 3.5% for fiscal 1995 compared to fiscal 1994 and consolidated operating income margins were 11.4% in fiscal 1995 compared to 12.8% in fiscal 1994. The decline in consolidated operating income and consolidated operating income margin was primarily the result of declines at the Boulder Strip Properties and to a lesser extent the Downtown Properties offset by increases at the Stardust

         Net revenues at the Stardust declined 1.2% for fiscal 1995 as compared to the prior fiscal year. Casino and food and beverage revenues declined 3.8% and 5.1% respectively, while rooms revenue increased 14.4% and showroom revenue increased 19.9%. Slot revenue declined 1.8% with a 3.5% increase in wagering offset by lower net winnings. Table games revenue declined 3.8% as a result of a decline of 2.2% in wagering combined with slightly lower net winnings. Other casino revenues declined 15.9% for fiscal 1995 with both the sports book and keno posting declines in wagering, 17.3% and 17.8% respectively, offset by slightly higher net winnings. The decline in wagering in the sports book was primarily attributable to the decline in baseball wagering due to the Major League Baseball strike. Rooms revenue at the Stardust increased 14.4% for fiscal 1995 compared to fiscal 1994 with a 2.6% decline in occupied rooms offset by a 15.7% increase in average daily room rate. The Stardust posted an occupancy rate of 97% in fiscal 1995 versus 99% in the prior fiscal year. Operating income margins increased 2.3 percentage points to 15.9% for fiscal 1995 versus 13.6% in fiscal 1994. The increase in the operating income margin was the result of increased operating income in the rooms department and showroom department combined with slight decreases in payroll and overhead expenses.

         Net revenues for the Boulder Strip Properties increased 34% for fiscal 1995 versus fiscal 1994 primarily as a result of the opening of the Sam's Town Las Vegas expansion in July 1994 and also as a result of the acquisition of the Eldorado Casino and Jokers Wild Casino in October 1993. Sam's Town revenue increased 31% as a result of the expansion with casino revenue increasing 22%, food and beverage revenue increasing 54% and increased rooms revenue as a result of having a full year of rooms revenue in fiscal 1995. For most of fiscal 1994 all 200 hotel rooms at Sam's Town Las Vegas were removed as part of the expansion project. Net revenues at the Eldorado and Jokers Wild increased 40% and 56% respectively, primarily as a result of their acquisition in October 1993. The operating income margin for the Boulder Strip Properties was 9.3% in fiscal 1995 versus 16.5% in fiscal 1994. The decline in the operating income margin was attributable to a decline in Sam's Town operating income margin to 7.3% from 15.6% and a decline in operating income margins at the Eldorado and Jokers Wild to 14.8% and 19.8%, respectively, from 18.3% and 23.7%, respectively. The decline in operating income margins at Sam's Town was primarily attributable to the growth in revenue which did not match the growth in expenses associated with the expanded property and increased competition, primarily the opening of a new property on the Boulder Strip. The decline in operating income margins at the Eldorado and Jokers Wild resulted from increased competition on the Boulder Strip.

         Net revenues at the Downtown Properties decreased 1.8% for fiscal 1995 as compared to fiscal 1994. Net revenues at the California increased 2.5% in fiscal 1995 with casino revenue increasing 1.5%, rooms revenue increasing 15.9% and food and beverage revenue declining 4.2%. Net revenues at the California were enhanced by the opening in December 1994 of a 146-room expansion project. At the Fremont, net revenues declined 6.1% with casino revenue declining 4.5% and rooms and food and beverage revenue declining 3.8% and 14.3%, respectively. During the third and fourth fiscal quarters, the Fremont and to a lesser extent the California were negatively impacted by the construction of the Fremont Street Experience. The construction of the Fremont Street Experience, as well as work on several adjacent streets, impeded the free flow of both vehicular and pedestrian traffic through downtown Las Vegas. The Company expects to be negatively impacted by this construction until the Fremont Street Experience is completed which is expected to be December 1995. The Fremont Street Experience, a cooperative effort between the downtown casino operators and the City of Las Vegas, is designed to be a nightly high-tech light and sound extravaganza set against the backdrop of a space frame high above Fremont Street. Operating income margins at the Downtown Properties were 16.7% in fiscal 1995 versus 17.1% in fiscal 1994 with operating income margins at the California of 17.5% in fiscal 1995 versus 18.7% in fiscal 1994 and operating income margins at the Fremont of 15.7% in fiscal 1995 versus 15.5% in fiscal 1994. The decline in operating income margin at the California is attributable to increased revenues in lower margin departments and certain inefficiencies associated with the opening of the new hotel rooms.

         Interest expense, net of amounts capitalized, increased $8.1 million or 26.8% for fiscal 1995 versus the prior year as a result of increased borrowings, higher interest rates and less capitalized interest related to projects under development. Depreciation expense for fiscal 1995 increased 10.5% primarily as a result of the openings of the Sam's Town Las Vegas expansion and the California rooms addition.

         The Company's tax rate for fiscal 1995 was 48% as compared to 38% for fiscal 1994. The increase in the Company's tax rate was primarily as a result of the increase in certain non-deductible Company provided benefits.

         As a result of these factors, net income before the cumulative effect of a change in accounting principle decreased $8.4 million or 47% for fiscal 1995 as compared to fiscal 1994. Net income decreased $10.4 million or 52% during fiscal 1995 compared to the prior fiscal year.

         Fiscal 1994 Compared to Fiscal 1993

         Consolidated net revenues increased 6.4% for fiscal 1994 compared to fiscal 1993. The Company continued to experience revenue growth in each of its market areas with net revenues at the Stardust increasing 2.2%, and net revenues at the Boulder Strip Properties and Downtown Properties increasing 14.8% and 6.0%, respectively. Revenues at the Boulder Strip Properties were enhanced by the acquisition of the Eldorado Casino and Jokers Wild Casino in October 1993 in connection with the initial public offering of Boyd Gaming. Revenues at these properties offset declines at Sam's Town which occurred as a result of construction disruption related to the expansion project at that property. The expanded Sam's Town facility opened on July 1. Revenue growth was achieved in both casino and food and beverage revenue for fiscal 1994 compared to fiscal 1993, with casino revenue increasing 10.0% and food and beverage increasing 5.3%. Slot revenue, which accounted for more than two-thirds of total casino revenue in fiscal 1994, increased 11.7%. The increased slot revenue is primarily attributable to the acquisition of the Eldorado and Jokers Wild Casinos; and increases at the Stardust and Downtown Properties. Table games revenue, the only other significant component of casino revenue, increased 3.1% also as a result of the acquisition of the Eldorado and Jokers Wild Casinos. The Company's hotel rooms posted an overall occupancy percentage of 97.9% for fiscal 1994, up 1.5 percentage points from fiscal 1993, led by the Stardust which posted a 2.2% increase in occupied rooms over the prior year. Occupancy percentages do not include Main Street Station rooms which the Company uses to augment the rooms base at the California and Fremont. Company-wide rooms revenue decreased 4.8% during fiscal 1994 due primarily to the absence of rooms for the majority of the year at Sam's Town, resulting from the expansion project at that property, and decreased rooms revenue at the Stardust as a result of a slightly lower average room rate and increased promotional allowances.

         Consolidated operating income margins were 12.9% for fiscal 1994 versus 14.7% for fiscal 1993. The decline in operating income margins was primarily due to the effects of construction disruption at Sam's Town Las Vegas related to the expansion project at that facility.

         Net revenues at the Stardust rose 2.2% for fiscal 1994 as compared to the prior fiscal year as a result of increases in casino revenue (3.0%), food and beverage revenue (10.8%) and occupied rooms (2.2%). Slot revenue increased 2.1% with a 9.8% increase in slot wagering offset by lower net winnings. Slot revenue increased in the first half of the fiscal year and decreased in the second half due to the Company's plan, implemented in the second quarter of the fiscal year, to offer customers a more competitive slot product. The initial impact of this plan resulted in increased wagering not offsetting lower net winnings. Table games revenue decreased 1.3% with a decline in wagering of 3.0% offset by slightly higher net winnings. Other casino revenues increased 26.8%, with keno and sports posting 75.0% and 45.8% increases respectively based on higher net winnings. The Stardust achieved an occupancy rate of 99.2%, up 2.1 percentage points from the prior fiscal year. Operating income margins were 13.6% for fiscal 1994 compared to 14.6% in fiscal 1993. The decline in operating income margin was the result of higher marketing costs associated with the opening of three new properties on the Las Vegas Strip in fiscal 1994.

         Net revenues for the Boulder Strip Properties increased 14.8% for fiscal 1994 versus fiscal 1993 as a result of the acquisition of the Eldorado and Jokers Wild Casinos. Sam's Town revenue decreased 5.6% during fiscal 1994 as a result of construction disruption related to the expansion project which took place at the property during fiscal 1994. The expanded Sam's Town facility opened July 1. Decreases in rooms revenue, resulting from the removal of all 200 hotel rooms as part of the expansion project, decreases in slot revenue (5.1%), table games revenue (5.0%), and food and beverage revenue (6.6%) all contributed to the revenue decline at Sam's Town. The operating income margin at the Boulder Strip

Properties was 16.5% in fiscal 1994 versus 22.7% in fiscal 1993, with Sam's Town operating income margin declining to 15.6% in fiscal 1994 as compared to 22.7% in the prior fiscal year. Higher operating income margins at the Eldorado Casino and Jokers Wild Casino during 1994 partially offset the declines at Sam's Town. The Eldorado and Jokers Wild Casinos had operating income margins of 18.3% and 23.6%, respectively.

         Net revenues at the California and the Fremont (Downtown Properties) increased 6.0.% for fiscal 1994 versus fiscal 1993. Slot revenues rose 6.3% during fiscal 1994 on an increase of 4.6% in slot wagering and slightly higher net winnings. Table games revenue also rose, increasing 3.9% in fiscal 1994 on slightly higher wagering and net winnings. The Downtown Properties also posted significant increases in rooms revenue as a result of the use of additional rooms at the Main Street Station, located across the street from the California Hotel and Casino, for the entire year. Operating income at the Downtown Properties increased 8.1% over the prior year as a result of the increased revenues and higher operating margins overall. The Downtown Properties achieved an operating margin of 17.1% overall for fiscal 1994 versus 16.8% for the prior year.

         Interest income declined substantially for fiscal 1994 versus fiscal 1993 due to excess proceeds from the Company's November 1992 senior subordinated note offering being used to pay down the Company's revolving credit facility. Interest expense, net of amounts capitalized, decreased 9.8% during fiscal 1994 versus fiscal 1993 due to lower net borrowings and interest capitalized during fiscal 1994 related to major expansions which totaled $2.3 million.

         During the prior fiscal year the Company recorded a gain on the sale of an investment of $1.1 million. Also during the prior fiscal year, the Company recorded an extraordinary loss (net of tax) of $7.4 million resulting from the redemption at 106% of the Company's $135 million 12 3/4% senior subordinated note issue due in 1996 and the write-off of certain associated expenses.

         The Company adopted Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes, effective July 1, 1993. As a result, the Company recorded a cumulative effect of a change in an accounting principle of $2.0 million.

         As a result of these factors, income before the cumulative effect of a change in accounting principles and extraordinary item decreased $2.8 million during fiscal 1994 versus fiscal 1993. Net income increased $6.6 million during fiscal 1994 versus fiscal 1993.

         Liquidity and Capital Resources

         The Company's principal sources of funds for the year ending June 30, 1995 consisted of cash flows from operating activities of $39.6 million and borrowings under its amended senior credit agreement. In September 1993, the Company amended its senior credit agreement with its banks to increase the credit availability by $40 million and extend the maturity for three years until June 1998. As of June 30, 1995, $12.0 million was available under the amended agreement. For the two fiscal years ended June 30, 1993, the Company's principal sources of funds consisted of cash flows from operating activities of $69.6 million and $56.4 million, respectively, and for the year ended June 30, 1993 cash flows from financing activities.

         The Company's principal uses of funds for the three years ended June 30, 1994 consisted of cash used in investing activities, primarily for the acquisition of property and equipment, and cash used in financing activities, primarily cash paid to reduce long-term debt. For the year ended June 30, 1995, cash used in investing activities was $37.6 million primarily related to the completion of the Sam's Town Las Vegas expansion (approximately $15 million) and the acquisition of property and equipment (approximately $22.6 million). For the year ended June 30, 1994, cash used in investing activities was primarily related to the $105 million expansion project at Sam's Town. For the year ended June 30, 1993, cash used in investing activities was $21.6 million, primarily for the acquisition of property and equipment.

         The Company expects that regular maintenance capital expenditures (which are included in cash used for investing activities) for its existing properties will be approximately $22 million, including expenditures for new slot machines and other gaming equipment. The Company anticipates that cash used in investing activities for maintenance capital expenditures will be funded primarily through cash flows from operations.

         The Company's principal sources of funds in the foreseeable future will be cash flow from operating activities, borrowings by the Company under its amended credit agreement, existing cash balances and vendor and other financing.

         The Company's ability to service its debt will be dependent on its future performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 7, 1996.


                                        CALIFORNIA HOTEL AND CASINO


                                        By:  /s/  Keith E. Smith
                                             -----------------------------
                                             Keith E. Smith
                                             Vice President and Controller
                                             (Chief Accounting Officer)