Form 10-Q/A
period 1995-09-30
CALIFORNIA HOTEL & CASINO
filed 1996-06-07
CIK 824412

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                 FORM 10-Q / A
                              (AMENDMENT NUMBER 1)

(Mark One)
   [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

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

Yes      X        No
       -----           -----

Shares outstanding of each of the Registrant's classes of common stock as of October 31, 1995

         Class                                           Outstanding
         -----                                           -----------
Common stock, no par value                                  1,000

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain Income Statement Data for the Company's properties. As used herein, "Boulder Strip Properties" consist of Sam's Town Las Vegas, the Eldorado Casino and Jokers Wild Casino, and "Downtown Properties" consist of the California Hotel and Casino and the Fremont Hotel and Casino.


                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                     1995         1994
                                                 -----------  ------------
                                                       (IN THOUSANDS)
   INCOME STATEMENT DATA

       NET REVENUES
       Stardust                                  $    47,794  $     48,156
       Boulder Strip Properties                       42,912        39,730
       Downtown Properties                            32,451        32,896
                                                 -----------  ------------
           Total Properties                          123,157       120,782
                                                 -----------  ------------
       OPERATING INCOME
       Stardust                                        5,803         6,532
       Boulder Strip Properties                        2,893         1,562
       Downtown Properties                             2,984         4,371
                                                 -----------  ------------
           Total Properties                           11,680        12,465
                                                 -----------  ------------

         Consolidated net revenues increased 2.0% for the three-month period ended September 30, 1995 compared to the same period in the prior fiscal year. Revenues at the Boulder Strip Properties increased 8.0% primarily as a result of increases at Sam's Town while revenues at the Stardust decreased 0.8% and revenues at the Downtown properties declined 1.4% compared to the prior year. Revenue growth was achieved in all major areas of the Company's operations with casino revenue up 1.4%, rooms revenue up 12.6% and food and beverage revenue up 0.6%. Slot revenue, the largest component of casino revenue, increased 3.8% for the three months ended September 30, 1995 and accounted for over two-thirds of total casino revenue. Table games revenue, the only other significant component of casino revenue, decreased 4.8% as a result of a 1.2 % increase in wagering offset by lower net winnings. Company wide occupied rooms increased 2.3% primarily as a result of the opening of the California Hotel and Casino rooms expansion (146 rooms, opened in December 1994), which were open for the full fiscal quarter ended September 30, 1995. In addition, the Company's average room rate rose 11.2% for the three months ended September 30, 1995 versus the comparable period in the prior fiscal year. Occupancy statistics do not include Main Street Station rooms which the Company uses to augment the room base at the California and the Fremont.

         Consolidated operating income and consolidated operating income margins declined to $8.1 million and 6.5%, respectively, compared to $10.2 million and 8.5%, respectively, for the three month period ended September 30, 1995 versus the comparable period in the prior fiscal year. The decline in consolidated operating income and consolidated operating income margins was primarily the result of increases at the Boulder Strip Properties offset by declines at the Stardust and Downtown Properties.

         Net revenue at the Stardust decreased 0.8% for the first quarter of fiscal 1996 versus the first quarter in the prior fiscal year. Casino and food and beverage revenue declined 3.3% and 0.9%, respectively, while rooms revenue increased 15.0%. Slot and table games revenue, the largest components of casino revenue, declined 4.3% and 1.0%, respectively, as a result of declines in wagering of 5.3% and 2.8%, respectively, offset by higher net winnings.
Room revenue for the three months increased 15.0% with a 3.1% decrease in occupied rooms offset by a 17.8% increase in the average daily room rate. Operating income margin for the quarter was 12.1% versus 13.6% in the prior year's first quarter. The decline in operating income and operating margin is attributable primarily to increased operating income and operating income margins in the rooms department not fully offsetting higher advertising and promotional expenses.

         Net revenues at the Boulder Strip Properties increased 8.0% for the three months ended September 30, 1995 compared to the same period in the prior year primarily as a result of an 8.1% increase in revenues at Sam's Town Las Vegas. Net revenues at the Eldorado Casino and Jokers Wild Casino increased 4.7% and 10.5%, respectively. Casino revenues at the Boulder Strip Properties increased 10.8% for the three months ended September 30, 1995, while rooms revenue increased 11.9% and food and beverage revenue declined 1.4%. The operating income margin at the Boulder Strip properties increased to 6.7% from 3.9% for the three months ended September 30, 1995 versus the same period in the prior fiscal year. Both Sam's Town Las Vegas and the Eldorado Casino posted increased operating income margins, up 3.3 and 2.5 percentage points, respectively, while operating income margin at the Jokers Wild Casino declined slightly.

         Net revenues at the Downtown Properties (California and Fremont) decreased 1.4% for the three months ended September 30, 1995 compared to the comparable period in the prior year. Net revenues at the California increased 3.2% for the first three months of fiscal 1996 with casino revenue increasing 1.8%, rooms revenue increasing 17.2% and food and beverage revenue increasing 6.3%. The increase in casino revenue at the California, for the three month period was the result of a 10.7% increase in slot revenue offset by a 11.2% decline in table game revenue. The decline in table game revenue was caused by a 9.8% increase in wagering that was offset by lower net winnings. At the Fremont, net revenues declined 6.1% for the three month period ended September 30, 1995 versus the comparable period in the prior fiscal year with casino revenue declining 8.4% and rooms and food and beverage declining 0.8% and 3.9%, respectively. The Fremont continued to be negatively impacted by the construction of the Fremont Street Experience. The construction of this project, as well as work on several adjacent streets, has impeded the free flow of both vehicular and pedestrian traffic through downtown Las Vegas. The Company expects to be negatively impacted by this construction until the project's completion which is expected to be December 1995. Operating income margins at the Downtown Properties were 9.2% for the three months ended September 30, 1995 versus 13.3% in the comparable period in the prior fiscal year. Operating income at the California and Fremont declined to 9.8% and 8.5%, respectively, for the three months ended September 30, 1995 versus 13.2% and 13.4%, respectively, for the same period in the prior fiscal year.

         Interest expense was $9.6 million for the first quarter of fiscal 1996 compared to $9.0 million in the first quarter of the prior year. The Company incurred increased interest expense for the quarter ended September 30, 1995 as a result of higher interest rates compared to the first quarter of the prior fiscal year.

         As a result of these factors net income decreased $2.0 million for the first fiscal quarter of 1996 compared to the first fiscal quarter of the prior year.


FINANCIAL CONDITION AND CAPITAL RESOURCES

         For the three months ended September 30, 1995 the Company's net cash provided by operating activities was $11.2 million versus $2.0 million in last year's first fiscal quarter. This increase was primarily a result of increases in accounts payable. As of September 30, 1995 the Company had balances of cash and cash equivalents of approximately $23.7 million and had approximately $59.0 million of credit available under credit agreements.

         In connection with the opening of the Fremont Street Experience the Company is committed to opening Main Street Station Hotel and Casino by the middle of 1996. This project is expected to include a refurbishment of rooms, a redesign of the property's public space and the construction of a parking garage. The Company is in the design and planning stages of this project and has not yet developed a definitive budget. The Company has also identified a potential casino/hotel site in Reno, Nevada. The Company is working to resolve certain zoning matters before this project can commence. The source of funds required to complete these projects and for the Company's ongoing maintenance capital expenditure program is expected to be cash on hand, cash flow from operations, availability under existing credit agreements, new borrowings to the extent permitted under existing debt agreements and vendor and other financing.

                                   SIGNATURES


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CALIFORNIA HOTEL AND CASINO
                                        (Registrant)



Date: June 7, 1996                      By  /s/ Keith E. Smith
                                            --------------------------------
                                            Keith E. Smith
                                            Vice President and Controller
                                            (Chief Accounting Officer)