Form 10-Q/A
period 1995-12-31
CALIFORNIA HOTEL & CASINO
filed 1996-06-07
CIK 824412

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                 FORM 10-Q / A
                              (AMENDMENT NUMBER 1)

(Mark One)
   [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1995

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

Shares outstanding of each of the Registrant's classes of common stock as of January 31, 1996

         Class                                            Outstanding
         -----                                            -----------
Common stock, no par value                                   1,000

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain Income Statement Data for the Company's properties. As used herein, "Boulder Strip Properties" consist of Sam's Town Las Vegas, the Eldorado Casino and Jokers Wild Casino; and "Downtown Properties" consist of the California Hotel and Casino and the Fremont Hotel and Casino.



                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                    DECEMBER 31,             DECEMBER 31,
                                  1995       1994         1995         1994
                                ---------  ---------    ---------   ----------
                                    (IN THOUSANDS)          (IN THOUSANDS)
INCOME STATEMENT DATA
 NET REVENUES
     Stardust                   $  48,612  $  50,581    $  96,406   $   98,737
     Boulder Strip Properties      50,492     43,631       93,404       83,361
     Downtown Properties           36,311     35,203       68,762       68,099
                                ---------  ---------    ---------   ----------
         Total Properties         135,415    129,415      258,572      250,197
                                ---------  ---------    ---------   ----------

 OPERATING INCOME
     Stardust                       7,114      8,284       12,917       14,816
     Boulder Strip Properties       6,673      3,845        9,566        5,407
     Downtown Properties            5,995      7,028        8,979       11,399
                                ---------  ---------    ---------   ----------
         Total Properties          19,782     19,157       31,462       31,622
                                ---------  ---------    ---------   ----------

         Consolidated net revenues increased 4.6% and 3.3%, respectively, for the three and six-month periods ended December 31, 1995 versus the comparable periods in the prior fiscal year. Revenues at the Boulder Strip Properties increased 15.7% and 12.0%, respectively, while Stardust revenues declined 3.9% and 2.4%, respectively, and revenues at the Downtown Properties increased 3.1% and 1.0%, respectively. Revenue growth on a consolidated basis was achieved in all major revenue categories of the Company's operations for both the three and six-month periods ended December 31, 1995, with casino revenue up 4.2% and 2.9%, respectively, food and beverage revenue, up 4.2% and 2.4%, respectively, and room revenue up 8.1% and 10.3%, respectively. Slot revenue, which accounts for 70% of casino revenue, increased 8.1% and 6.0%, respectively, for the three and six-month periods ended December 31, 1995 versus comparable periods in the prior fiscal year. Table games revenue, the only other significant component of casino revenue, decreased 3.6% and 4.2%, respectively, for the three and six-month periods. The Company's hotel rooms posted an overall occupancy rate of 92% and 94% for the three and six-month periods ended December 31, 1995.
The Company's average room rate rose 9.6% and 10.4% for the three and six-month periods ended December 31, 1995, primarily as a result of an increase of 13.7% and 15.5% rise in average room rate at the Stardust for three and six-month period ended December 31, 1995. Occupancy statistics do not include Main Street Station rooms which the Company uses to augment the rooms base at the California and the Fremont.

         Consolidated operating income margins were 12.3% and 9.5%, respectively, for the three and six-month periods ended December 31, 1995 versus 12.1% and 10.3% for the comparable periods in the prior fiscal year. Consolidated operating income was $16.6 million and $24.7 million for the three and six-month periods ended December 31, 1995 versus $15.6 million and $25.9 million for the comparable periods of the prior fiscal year. The Boulder Strip Properties posted increases in operating income of 74% and 77% for the three and six-month periods ended December 31, 1995 which were offset by operating income declines at the Stardust and Downtown Properties.

         Net revenues at the Stardust declined 3.9% and 2.4%, respectively, for the second fiscal quarter and for the first six months of the current fiscal year versus the comparable periods in the prior fiscal year. Slot revenue decreased 4.5% in the second quarter and declined 4.4% for the six months ended December 31, 1995 compared to the comparable periods in the prior fiscal year. Table games revenue for the three and six-month periods ended December 31, 1995 was down 11.3% and 6.4%, respectively, versus comparable periods in the prior fiscal year as a result of flat wagering and lower net winnings. Room revenue at the Stardust for the three and six-months ended December 31, 1995 increased 6.7% and 10.6%, respectively, with declines in occupied rooms offset by increases in the average daily room rate of 13.7% and 15.5%, respectively. Operating income margins for the three and six-month periods ended December 31, 1995 were 14.6% and 13.4%, respectively, versus 16.4% and 15.0%, respectively, in the comparable periods in the prior fiscal year. The decline in operating income and operating income margin for the three and six-month periods is primarily attributable to decreased revenues and higher advertising and promotional expenses partially offset by increased operating income and operating income margins in the rooms department.

         Net revenues at the Boulder Strip Properties increased 15.7% and 12.0%, respectively, for the three and six- month periods ended December 31, 1995 compared to the comparable periods in the prior fiscal year. Net revenues at Sam's Town increased 17.3% and 13.0% for the three and six-month periods ended December 31, 1995 versus the comparable periods in the prior fiscal year while revenues at the Eldorado and Jokers Wild increased slightly in both the three and six-month periods. Casino revenues at the Boulder Strip Properties increased 21.4% and 16.2%, respectively, for the three and six-month periods ended December 31, 1995, while rooms revenue increased 11.4% and 11.6%, respectively, and food and beverage revenue increased 8.0% and 3.9%, respectively. Operating income margins at the Boulder Strip Properties increased to 13.2% and 10.2%, respectively, for the three and six-month periods ended December 31, 1995 versus 8.8% and 6.5%, respectively, in the comparable periods of the prior year. All three Boulder Strip Properties posted operating income margin increases in the three and six-month periods ending December 31, 1995 with Sam's Town posting increases of 5.0 and 4.3 percentage points, respectively. Operating income margin at the Eldorado increased 3.5 and 1.5 percentage points, respectively, and operating income margins at Jokers Wild increased 2.9 and 0.5 percentage points, respectively, for the three and six-month periods. The significant increases in revenues, operating income and operating income margins at Sam's Town are primarily attributable to the successful implementation of aggressive marketing programs creating increased customer awareness and visitation.

         Net revenues at the Downtown Properties increased 3.1% and 1.0%, respectively, for the three and six-month periods ended December 31, 1995 versus the comparable periods in the prior fiscal year. Slot revenue and table games revenue for the second quarter and first six months ended December 31, 1995, were flat on slightly increased wagering. Net revenues at the Fremont increased 2.4% and declined 1.8% for the three and six-month periods ended December 31, 1995, versus the comparable periods in the prior fiscal year. Net revenues at the California increased 3.8% and 3.5% for the three and six-month periods ended December 31, 1995 versus the comparable periods in the prior fiscal year. Operating income margins at the Downtown Properties were 16.5% and 13.1% for the three and six-month periods ended December 31, 1995 versus
20.0% and 16.7% in the comparable period of the prior year.   The Fremont
operating income margin was 14.4% and 11.7%, respectively, for the three and six-month periods ended December 31, 1995 versus 17.9% and 15.7%, respectively, in the comparable three and six-month periods in the prior fiscal year. The California had operating income margins of 18.4% and 14.3%, respectively, for the three and six-month periods ended December 31, 1995 versus 21.8% and 17.7%, respectively, in the comparable three and six-month periods in the prior fiscal year. Construction of the Fremont Street Experience project, which was completed and opened to the public in December 1995, continued to negatively impact the Downtown Properties for the majority of the second fiscal quarter and first six months of the current fiscal year.

         Interest expense was $9.2 million and $18.8 million for the three and six-month periods ended December 31, 1995 versus $9.5 million and $18.5 million for the comparable period in the prior fiscal year.

         As a result of these factors, net income increased $1.5 million and decreased $0.5 million, respectively, for the three and six-months ended December 31, 1995 compared to the same period in the prior fiscal year.

FINANCIAL CONDITION AND CAPITAL RESOURCES

         For the six months ended December 31, 1995, the Company's net cash provided by operating activities was $31.5 million compared to $13.4 million in the prior year period primarily as a result of an increase in accounts payable and other liabilities. As of December 31, 1995, the Company had balances of cash and cash equivalents of approximately $34.3 million and had approximately $22.8 million of credit available under its bank credit agreement.

         In connection with opening of the Fremont Street Experience, the Company is committed to opening Main Street Station Hotel and Casino during 1996. This project is expected to include a refurbishment of rooms, a redesign of the property's public space, additional expanded restaurant facilities and increased parking capacity. The Company is in the design and planning stages of this project and has not yet developed a definite budget. The Company has also identified a potential casino/hotel site in Reno, Nevada. The Company has resolved certain zoning matters and is in the initial planning stages of the project design.

                                   SIGNATURES


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CALIFORNIA HOTEL AND CASINO
                                        (Registrant)



Date: June 7, 1996                      By  /s/ Keith E. Smith
                                            ---------------------------------
                                            Keith E. Smith
                                            Vice President and Controller
                                            (Chief Accounting Officer)