Form 10-K
period 1996-06-30
CALIFORNIA HOTEL & CASINO
filed 1996-09-30
CIK 824412

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         (MARK ONE)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1996

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
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of September 25, 1996, none of the voting stock was held by non-affiliates of the Registrant.

         As of September 25, 1996, the registrant had outstanding 1,000 shares of Common Stock.

                               Page 1 of __

                        Exhibit Index Located on Page __

                          CALIFORNIA HOTEL AND CASINO
             (A WHOLLY OWNED SUBSIDIARY OF BOYD GAMING CORPORATION)

                        1996 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS


                                   PART I

                                                                                       Page No.
                                                                                       --------
Item 1.    Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
Item 2.    Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13
Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13
Item 4.    Submission of Matters to a Vote of Security-Holders  . . . . . . . . . . . .   13

                                           PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters  . . .   14
Item 6.    Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . .   14
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .   15
Item 8.    Financial  Statements and Supplementary Data . . . . . . . . . . . . . . . .   21
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21

                                           PART III

Item 10.   Directors and Executive Officers of the Registrant . . . . . . . . . . . . .   21
Item 11.   Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . .   23
Item 12.   Security Ownership of Certain Beneficial Owners and Management . . . . . . .   25
Item 13.   Certain Relationships and Related Transactions . . . . . . . . . . . . . . .   25

                                           PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K . . . . . .    25


                                      (i)

                                     PART I

ITEM 1.           BUSINESS

GENERAL

         California Hotel and Casino (the "Company") is a gaming company with operations in the State of Nevada and is the only casino operator with properties in each of the three principal Las Vegas gaming markets: the Las Vegas Strip; the Boulder Strip in eastern Las Vegas; and downtown Las Vegas. The Company owns and operates six properties in Las Vegas: the Stardust Resort and Casino (the "Stardust") located on the Las Vegas Strip; Sam's Town Hotel and Gambling Hall (Sam's Town Las Vegas"), the Eldorado Casino (the "Eldorado") and Jokers Wild Casino (the "Jokers Wild") located on or near the Boulder Strip; and the California Hotel and Casino (the "California") and the Fremont Hotel and Casino (the "Fremont") located in downtown Las Vegas. In total, the Company currently owns and operates 311,500 square feet of casino space containing 8,173 slot machines and 224 table games. The Company plans to open Main Street Station in downtown Las Vegas, by the end of calendar year 1996.

         The Company is a wholly owned subsidiary of Boyd Gaming Corporation ("Boyd Gaming"), which owns, operates and develops gaming properties both inside and outside Nevada. The Company directly owns and operates Sam's Town and the California and owns and operates the Stardust, the Fremont, the Eldorado and Jokers Wild through wholly owned subsidiaries. Unless the context otherwise requires, the "Company" refers to California Hotel and Casino and its subsidiaries. The Company was incorporated in Nevada in 1973. The executive offices of the Company are located at 2950 South Industrial Road, Las Vegas, Nevada 89109, and its telephone number is (702) 792-7200.

OPERATING STRATEGY

         The Company believes that the following key elements have contributed to the success of the Company in the past and are central to its future success.

         Value-Oriented Casino Entertainment Experience

         The Company is committed to providing a high-quality casino entertainment experience to its primarily middle-income customers at an affordable price in order to develop customer loyalty. The Company delivers value to its customers through providing service in an inviting and entertaining environment. The Company delivers additional value to its customers through moderately-priced casino entertainment, hotel, restaurant and live entertainment offerings and regularly reinvests in its existing facilities in an effort to maintain the quality and competitiveness of its properties.

         Lively, Friendly Atmosphere

         Each of the Company's facilities is clean and modern and offers friendly service in an informal and lively atmosphere. The Company's employee training programs are designed to motivate employees to provide the type of friendly and attentive service which the Company seeks to provide at its facilities. The Company has an extensive customer feedback system, ranging from guest comment cards in its restaurants and hotel rooms, to other consumer surveys and research. In addition to providing a measure of customer service, comment cards and consumer research allow the Company to obtain valuable customer feedback and marketing information for its database.

         Emphasis on Slot Play

         The Company emphasizes slot machine wagering, the most consistently profitable segment of the casino entertainment business. Technological advances in slot product have resulted in sophisticated interactive games which offer customers greater variety, more generous payoffs and increased periods of play for their casino entertainment dollar. The Company continually invests in upgrading its machines to reflect advances in technology and the development of proprietary slot games and related equipment at all of its facilities in order to further enhance the slot customer's experience.

         Comprehensive Marketing and Promotion

         The Company actively promotes its casino entertainment offerings, its hotels, destination restaurants and live entertainment using a variety of promotional advertising media including outdoor advertising and print and broadcast media. The Company develops and maintains an extensive customer database. The database is expanded daily, adding new casino customers by obtaining their mailing addresses and other marketing information. To encourage repeat visitation, the Company employs a direct mail program targeting its database customers with a variety of product offerings, including incentives to visit the Company's facilities frequently. During fiscal 1996, the Company distributed over 8 million pieces of mail to its database customers. The Company also provides complimentary rooms, food and other services to valued customers, but maintains limits on such items consistent with its focus on middle-income patrons.

PROPERTIES

         The Company currently owns and operates six properties in Las Vegas,
Nevada: the Stardust; Sam's Town Las Vegas; the Eldorado; Jokers Wild; the California; and the Fremont and is developing Main Street Station.

         The Stardust

         The Stardust, situated on 52 acres of land owned and nine acres of land leased by the Company on the Las Vegas Strip, is a casino hotel complex with approximately 87,000 square feet of casino space, a conference center containing approximately 35,000 square feet of meeting space and a 900-seat showroom. The casino offers nearly 2,000 slot machines and 78 table games, including tables featuring "21," craps, roulette, baccarat, mini-baccarat, pai gow, Caribbean stud and poker, as well as keno. The Stardust features "Enter the Night," a production show that includes computerized lighting, lasers and digital surround sound. The Stardust also has one of the largest and best known race and sports books in the United States and is the home of the Stardust line, a racing and sports line service that is quoted throughout the United States and abroad. The Stardust features more than 2,300 guest rooms, 1,500 in its 32-story hotel tower. Notwithstanding the increased number of rooms available in Las Vegas, the Stardust achieved a 97% occupancy rate in fiscal 1995 and a 96% occupancy rate for fiscal 1996. The Stardust complex, which is distinguished by dramatic building lighting, has seven restaurants, a shopping arcade, two swimming pools and parking spaces for approximately 2,900 cars.

         The Stardust caters primarily to adult Las Vegas visitors seeking the classic Las Vegas gaming experience. Using its extensive database, the property promotes customer loyalty and generates repeat customer business by communicating with its customers regarding special events, new product offerings and special incentive promotions at the property. The Company uses a network of tour operators and wholesalers to reach customers who prefer packaged trips and print and broadcast media to attract the independent traveler. The Company attracts proven slot and table game players through direct mail promotions for tournaments, events and a variety of special offers. With its conference center, the Stardust also attracts meeting and banquet business. In addition, the Stardust draws a significant number of walk-in customers. Patrons of the Stardust come primarily from the western United States, including Southern California and Arizona, and the Midwest.

         The Company has developed a master plan for the Stardust, calling for, among other things, as many as two additional hotel towers, and has taken steps for a future expansion, including incorporating footings for one of the two proposed additional towers in the existing facility. In addition, the Company has determined that the 61-acre Stardust site is capable of accommodating the development of an entirely new casino entertainment facility adjacent to the existing Stardust and is exploring the feasibility of such a project.

         Boulder Strip Properties

         Sam's Town Las Vegas is situated on 56 acres of land owned and seven acres of land leased by the Company on the Boulder Strip, approximately six miles east of the Las Vegas Strip. Following a $105 million expansion completed in July 1994, Sam's Town features an approximately 118,000 square foot casino, a 56-lane bowling center and the 25,000 square foot Western Emporium retail store. The gaming facilities now include nearly 2,800 slot machines and 55 table games, including tables featuring "21," craps, roulette, pai gow, poker and Caribbean stud, as well as keno, an expanded race and sports book and a large bingo parlor. The expanded property has 650 guest rooms, 12 restaurants, approximately 3,200 parking spaces, including two parking garages which together can accommodate up to 2,000 cars and approximately 500 recreational vehicles. The expanded Sam's Town facility features a 25,000 square foot atrium enclosing a Sierra Nevada-style park with extensive foliage and trees, streams, bridges and water features. Fronting the park are an Italian restaurant, a western steakhouse and a food court, as well as new retail outlets. Also located at the property is a 5,400 square foot sports bar featuring interactive activities, an outdoor recreation complex with a swimming pool and volleyball court and a conference facility. Sam's Town Las Vegas achieved a 92% occupancy rate in fiscal 1995 and a 96% occupancy rate in fiscal 1996.

         Sam's Town Las Vegas has a western theme and features an informal, friendly atmosphere that appeals to both local residents and visitors. Gaming and bowling tournaments, paycheck sweepstakes, costume contests and holiday parties create a social center that attracts many Las Vegas residents. The property hosts two of the largest events on the Ladies Professional Bowling Tour, including the Sam's Town Ladies Professional Bowling Tournament, which events have been televised on ESPN, and a premier amateur bowling tournament which attracts participants from throughout the world. Additionally, the Company attracts local market patrons, many of whom are repeat customers, by offering excellent price/value relationships in its food and beverage operations, and by slot marketing programs that include generous slot payouts. The popularity of Sam's Town Las Vegas among local residents allows it to benefit from the rapid development of the Las Vegas metropolitan area, which has been one of the fastest growing communities in the United States over the last decade. Management believes that the addition of 650 new guest rooms, as well as destination restaurants and other amenities, as part of the expansion has increased the appeal of Sam's Town Las Vegas to visitors. Since completion of the expansion, overnight visitation to the property has substantially increased. The Company has developed a master plan for Sam's Town Las Vegas calling for, among other things, a second hotel tower. Although the Company has not yet made any decision regarding a future Sam's Town Las Vegas expansion, it is currently exploring the feasibility of such a project.

         The Eldorado is situated on four acres of land owned by the Company in downtown Henderson, Nevada, which is southeast of Las Vegas. The casino has over 16,000 square feet of gaming space featuring approximately 560 slot machines and 11 table games, including tables featuring "21," craps, roulette and pai gow, as well as keno, bingo and a sports book. The facility also offers three restaurants, a live entertainment lounge and a parking garage for up to 500 cars. The principal customers at the Eldorado are Henderson residents.

         Jokers Wild is situated on 13 acres of land owned by the Company on the Boulder Strip. Following a $5.6 million expansion completed in April 1994, the property offers over 22,500 square feet of casino space with approximately 650 slot machines and 11 table games, including tables featuring "21," craps, roulette, pai gow, Caribbean stud and poker, as well as keno and a sports book. The facility also offers a buffet restaurant, a coffee shop, an entertainment lounge, a video arcade and approximately 800 parking spaces. Jokers Wild serves both local residents and visitors to the Las Vegas area traveling on the Boulder Highway.

         Downtown Properties

         The California is situated on 13.9 acres of land owned and 1.6 acres of land leased by the Company in downtown Las Vegas. The California was the Company's first property and has over 36,000 square feet of gaming space, 781 guest rooms, five restaurants, approximately 5,000 square feet of meeting space, more than 800 parking spaces, including a parking garage for up to 425 cars, and an approximately 220-space recreational vehicle park, the only such facility in the downtown area. The casino offers over 1,100 slot machines and 38 table games, including tables featuring "21," craps, roulette, mini-baccarat, pai gow and Caribbean stud, as well as keno and a sports book. In December 1994, the Company completed a $15 million expansion of the California that added 140 new guest rooms and six suites, as well as other amenities. The California achieved a 95% occupancy rate in both fiscal 1995 and 1996.

         The Fremont is situated on 1.4 acres of land owned and 0.9 acres of land leased by the Company on the principal thoroughfare in downtown Las Vegas. The property offers nearly 32,000 square feet of casino space including approximately 1,100 slot machines, and 31 table games, including tables featuring "21," craps, roulette, pai gow, poker and Caribbean stud, as well as keno and a race and sports book. The hotel has 452 guest rooms and five restaurants including the Second Street Grill, an upscale contemporary restaurant, and the Paradise Buffet, which features tropical-themed surroundings. The property also has approximately 8,200 square feet of meeting space and a parking garage for up to 350 cars. The Fremont achieved a 96% occupancy rate in both fiscal 1995 and 1996.

         While many casinos in downtown Las Vegas compete with other downtown properties and properties on the Las Vegas Strip for the same customers, the Company has developed a distinctive niche for its Downtown Properties by focusing primarily on customers from Hawaii. The Company's marketing strategy for the Downtown Properties focuses on gaming enthusiasts from Hawaii and tour and travel agents from Hawaii with whom the Company has cultivated relationships since it opened the California in 1975. Through the Company's recently acquired Hawaiian travel agency, the Company operates two DC-10 charter flights from Honolulu to Las Vegas each week, helping to ensure stable, reasonably priced air seats. This, as well as the Company's strong, informal relationships with other Hawaiian travel agencies, its affordably priced, all-inclusive packages and its Hawaiian promotions have allowed the California and the Fremont to capture a significant share of the Hawaiian tourist trade in Las Vegas. For more than a decade the Downtown Properties have been the leading Las Vegas destination for visitors from Hawaii. The Company attributes this success to the amenities and atmosphere at the Downtown Properties, which are designed to appeal specifically to visitors from Hawaii, and to its marketing strategy featuring significant promotions in Hawaii and a monthly newsletter circulated to over 68,000 households, primarily in Hawaii. In fiscal 1996, patrons from Hawaii comprised over 80% of the room nights at the California and over 65% of the room nights at the Fremont.

         In December 1993, the Company acquired for $16.5 million Main Street Station, a casino hotel that is not currently in operation located across the street from the California. The Company has used the facility, where it previously leased rooms, to provide lodging for additional customers at the Downtown Properties. The renovation and expansion of Main Street Station is currently underway. The project includes a 28,500 square foot, newly-equipped casino with 25 table games and over 900 slot machines. The project also includes a complete renovation of the property's hotel rooms and an expansion and renovation of the property's food facilities to include a 500-seat buffet, a 130-seat specialty restaurant, a 100-seat cafe, a 200-seat brew pub and oyster bar and expanded parking to include 2,000 spaces. The renovation and expansion of Main Street Station is expected to be completed by the end of calendar year 1996. There can be no assurance that the project will be completed on schedule due to the many risks and uncertainties inherent in such renovation and expansion.

         In anticipation of the opening of Main Street Station, the Company's third property in downtown Las Vegas, the Company has begun coordinating marketing efforts, consolidating support functions and standardizing operating procedures and systems with the goal of enhancing revenues and reducing expenses. This effort will include a consolidated database and marketing program for all Downtown Properties. The Company believes these efforts will provide it with a competitive advantage.

         The Company, together with other downtown casino operators and the City of Las Vegas, retained a well-known urban design firm to develop a major new attraction known as the Fremont Street Experience. The attraction was designed to capitalize on Fremont Street's famous lights and features a semi-circular space frame nine stories above the street, stretching along four city blocks against which a sound and light spectacle is displayed. As part of the project, vehicular traffic on portions of Fremont Street has been eliminated, asphalt replaced by a patterned streetscape and special events brought to the downtown area to entertain visitors. The Fremont Street Experience cost approximately $70 million. Of this amount, $22 million was provided by eight downtown casino operators (including the Company), and the remainder was provided by local bond issuances. The Company invested approximately $5 million in the project. The Company believes that, since its opening in December 1995, the Fremont Street Experience has significantly enhanced the experience of visiting downtown Las Vegas and has attracted additional customers to the downtown area. However, no assurance can be given that the Fremont Street Experience will materially benefit the operating results of the Company's Downtown Properties.

INVESTMENT CONSIDERATION

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Discussions containing such forward-looking statements may be found in the material set forth under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in the Annual Report generally. Also, documents subsequently filed by the Company with the Securities and Exchange Commission may contain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the investment conditions set forth below and the matters set forth in the Annual Report generally. The Company cautions the reader, however, that this list of factors may not be exhaustive, particularly with respect to future filings.

COMPETITION

         The gaming industry is highly competitive. Gaming activities include: traditional land-based casinos; riverboat and dockside gaming; casino gaming on Indian land; state-sponsored lotteries; video poker in restaurants, bars and hotels; pari-mutuel betting on horse racing, dog racing and jai-alai; sports bookmaking; and card rooms. The casinos owned and being developed by the Company compete and will in the future compete with all these forms of gaming and with any new forms of gaming that may be legalized in existing and additional jurisdictions, as well as with other types of entertainment. In addition, further expansion of gaming into other jurisdictions could adversely affect the Company's business by diverting its customers to competitors in such jurisdictions. In particular, the expansion of casino gaming in or near any geographic area from which the Company attracts or expects to attract a significant number of its customers could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that successful gaming facilities compete based on the following factors: location; attractions; quality of gaming facilities, gaming experience and entertainment; quality of food, beverage and atmosphere; and price. Although the Company believes it competes favorably with respect to these factors in most of its markets, some of its competitors have significantly greater financial and other resources than the Company.

         The Company's properties compete primarily with other casino hotels on the Las Vegas Strip, the Boulder Strip and in downtown Las Vegas. Currently, there are approximately 25 major gaming properties located on or near the Las Vegas Strip, 11 located in the downtown area and several located in other areas of Las Vegas. Las Vegas gaming square footage and room capacity are continuing to increase. A number of marquee properties have opened in the last several years, and several others are currently under construction or planned for the Las Vegas Strip, including the 1,500-room Stratosphere Tower, Casino and Hotel, the 3,000-room Paris Casino-Resort, the 3,000-room Monte Carlo Resort and Casino, the 2,035-room New York - New York Hotel/Casino, and the 3,000-room Bellagio. Additionally, several properties have recently announced or begun significant expansion and renovation projects, including Circus Circus-Las Vegas, MGM Grand Hotel/Casino, Harrah's-Las Vegas, Rio Suite Hotel and Casino, Luxor Hotel and Casino, and the Sahara Hotel and Casino. Each of the foregoing facilities has or may have a theme and attractions which have drawn or may draw significant numbers of visitors. Moreover, most of these facilities attract or may attract primarily middle-income patrons, who are the focus of the Company's marketing strategy. Although the Company believes that these additional facilities will draw more visitors to Las Vegas, these properties also may divert potential gaming activity from the Company. Future additions, expansions and enhancements to existing properties and construction of new properties by the Company's competitors could divert additional gaming activity from the Company's facilities. There can be no assurance that the Company will compete successfully in the Las Vegas market in the future.

         ADDITIONAL FINANCING REQUIREMENTS

         The Company intends to finance its current and future expansion projects primarily with cash flow from operations and borrowings under its $500 million reducing revolving bank credit facility (the "New Bank Credit Facility"). If the Company is unable to finance such projects through cash flow from operations and borrowings under its New Bank Credit Facility, it will have to adopt one or more alternatives, such as reducing or delaying planned expansion and capital expenditures, selling assets, restructuring debt or obtaining additional equity or debt financing. No assurance can be given that the aforementioned sources of funds will be sufficient to finance the Company's expansion or that other financing will be available on acceptable terms, in a timely manner or at all. In addition, the Company's 11% Senior Subordinated Notes due 2002 (the "11% Notes"), and the New Bank Credit Facility contain certain restrictions on the ability of the Company to incur additional indebtedness. If the Company is unable to secure additional financing, it could be forced to limit or suspend expansion, development and acquisition projects, which may adversely effect the Company's business, financial condition and results of operations. See "--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

        LEVERAGE AND DEBT SERVICE

        At June 30, 1996 the Company had total long-term debt of approximately $366 million. The New Bank Credit Facility is a five-year, $500 million reducing revolving credit facility. Debt service requirements on the New Bank Credit Facility consist of interest expense on outstanding indebtedness. Beginning in December 1998, the total principal amount available under the New Bank Credit Facility will be reduced by $25 million and reduced by an additional $50 million at the end of each six-month period thereafter until maturity in June 2001. Debt service requirements on the 11% Notes (as defined herein) issued by a financing subsidiary of the Company consist of semi-annual interest payments and repayment of the $185 million principal amount on December 1, 2002. The Company expects to fund the $45 million renovation, expansion and re-equipping of Main Street Station with borrowings under the New Bank Credit Facility to the extent not funded from cash flow from operations. The Company's ability to service its debt will be dependent on its future performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control. Accordingly, no assurance can be given that the Company will maintain a level of operating cash flow that will permit it to service its obligations. If the Company is unable to generate sufficient cash flow or is unable to refinance or extend outstanding borrowings, it will have to adopt one or more alternatives, such as reducing or delaying planned expansion and capital expenditures, selling assets, restructuring debt or obtaining additional debt financing. There can be no assurance that any of these financing strategies could be effected on satisfactory terms, if at all. In addition, certain states' laws contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Such restrictions may prevent the Company from obtaining necessary capital. See "--Additional Financing Requirements," "--Governmental Gaming Regulation," and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

GOVERNMENTAL REGULATION

         Nevada

         The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local regulation. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board"), and the Clark County Liquor and Gaming Licensing Board (the "Clark County Board"). The Nevada Commission, the Nevada Board, and the Clark County Board are collectively referred to herein as the "Nevada Gaming Authorities."

         The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practice of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) the provision of a source of state and local revenues though taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

         Corporations that operate casinos in Nevada are required to be licensed by the Nevada Gaming Authorities. A gaming license requires the periodic payment of fees and taxes and is not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. The Company has been found suitable by the Nevada Commission to own the stock of CH&C. CH&C is licensed by the Nevada Commission to operate non-restricted gaming activities at the California and Sam's Town Las Vegas and is additionally registered as a holding corporation and approved by the Nevada Gaming Authorities to own the stock of Mare Bear, Inc. ("Mare Bear"), the operator of the Stardust; Sam Will, Inc. ("Sam Will"), the operator of the Fremont; and Eldorado, Inc., the operator of the Eldorado and Joker's Wild. No person may become a stockholder of, or receive any percentage of profits from, CH&C or its subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, CH&C, Mare Bear, Sam Will and Eldorado, Inc. have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

         The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company, or any of its licensed subsidiaries in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Company and its licensed subsidiaries must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of CH&C or its licensed subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

         If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company or any of its licensed subsidiaries, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company, CH&C or any of its licensed subsidiaries to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

         The Company and its licensed subsidiaries are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by CH&C and its subsidiaries must be reported to, or approved by, the Nevada Commission.

         If it were determined that the Nevada Act was violated by the Company or any of its licensed subsidiaries, the gaming licenses they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, the subsidiary involved, the Company, and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for reasonable rental value of the Company's gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

         Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of the Company's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

         The Nevada Act requires any person who acquires more than 5% of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Company's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes include only: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

         Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, CH&C or any of its licensed subsidiaries, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, the Clark County Board has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

         The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

         The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable.

The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company's securities to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on the Company.

         The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Gaming Authorities as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful. On September 20, 1996, the Nevada Commission granted the Company prior approval to make public offerings for a period of one year, subject to certain conditions ("Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. This offering is made pursuant to the Shelf Approval. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

         Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Gaming Authorities in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

         The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchase of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those licensees, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

         License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada, Clark County and the City of Las Vegas. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon any of: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments.

         Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

         The sale of food or alcoholic beverages at the Company's Nevada casinos is subject to licensing, control and regulation by the applicable local authorities. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect upon the operations of the affected casino or casinos.

         ENVIRONMENTAL RISKS

         The Company is subject to certain federal, state and local environmental, safety and health laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Clean Water Act, Occupational Safety and Health Act, Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation, and Liability Act. The Company has not made, and does not anticipate making, material expenditures with respect to such environmental, safety and health laws, regulations and ordinances. However, the coverage and attendant compliance costs associated with such laws, regulations and ordinances may result in future additional costs to the Company's operations. Any significant environmental liability or compliance costs could have a material adverse effect on the Company's business, financial condition and results of operations.

         RELIANCE ON CERTAIN MARKETS

         The California and the Fremont derive a substantial portion of their customers from the Hawaiian market. In fiscal 1996, patrons from Hawaii made up over 80% of the room nights at the California and over 65% at the Fremont. An increase in fuel costs or transportation prices, a decrease in airplane seat availability or a deterioration of relations with tour and travel agents, as they affect travel between the Hawaiian market and the Company's facilities, could materially adversely affect the Company's business, financial condition and results of operations. The Company's properties also draw a substantial number of customers from certain other specific geographic areas, including Southern California, Arizona, Las Vegas and the Midwest. Adverse economic conditions in any of these markets, or the failure of the Company's facilities to continue to attract customers from these geographic market as a result of increased competition in those markets could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

         At August 31, 1996, the Company employed approximately 7,200 persons: approximately 2,100 at the Stardust; 2,100 at Sam's Town Las Vegas; 275 at the Eldorado; 300 at Joker's Wild; 1,100 at the California and 950 at the Fremont. On such date, the Company had collective bargaining relationships with nine unions covering approximately 1,700 employees, substantially all of whom are employed at the Stardust and the Fremont. Several collective bargaining agreements are currently in effect and will expire in 1997. Other agreements have expired and are in various stages of negotiation. Employees covered by expired agreements have continued to work during the negotiations, in some cases under the terms of the expired agreements and in others under modifications thereof.

ITEM 2.           PROPERTIES

         Reference is made to the information contained under Item 1. "Business
- - Properties."

ITEM 3.           LEGAL PROCEEDINGS

         The Company and its subsidiaries are also parties to various other legal proceedings arising in the ordinary course of business. In the opinion of management, all pending claims in such matters, if adversely decided, would not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is currently no established public trading market for the Company's Common Stock. Boyd Gaming is the sole stockholder of the Company.


ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data presented below at and for the fiscal years ended June 30, 1996 and 1995 and for the fiscal year ended June 30, 1994, have been derived from the audited consolidated financial statements contained elsewhere in this Form 10-K. The selected consolidated financial data presented below as of June 30, 1994 and as of and for the fiscal years ended June 30, 1993 and 1992 have been derived from audited consolidated financial statements of the Company not contained herein. Operating results for the fiscal years shown below are not necessarily indicative of the results that may be expected for future fiscal years.

                                                                        FOR THE YEAR ENDED JUNE 30,
                                                           ----------------------------------------------------
                                                             1996       1995       1994       1993       1992
                                                           --------   --------   --------   --------   --------
                                                                              (IN THOUSANDS)
INCOME STATEMENT DATA
Net revenues............................................   $523,430   $496,831   $458,712   $431,174   $406,804
Operating expenses......................................    463,846    439,969    399,778    367,740    359,531
                                                           --------   --------   --------   --------   --------
Operating income........................................     59,584     56,862     58,934     63,434     47,273
Interest expense, net of amounts capitalized............    (33,820)   (38,492)   (30,354)   (33,672)   (38,245)
Interest income.........................................         --         40        199      1,449        644
Gain on investment......................................         --         --         --      1,062         --
                                                           --------   --------   --------   --------   --------
Income before provision for income taxes, cumulative
  effect of a change in accounting principle and
  extraordinary item....................................     25,764     18,410     28,779     32,273      9,672
Provision for income taxes..............................     10,675      8,780     10,778     11,469      3,519
                                                           --------   --------   --------   --------   --------
Income before cumulative effect of a change in
  accounting principle and extraordinary item...........     15,089      9,630     18,001     20,804      6,153
Cumulative effect of a change in accounting for income
  taxes.................................................         --         --      2,035         --         --
                                                           --------   --------   --------   --------   --------
Net income before extraordinary item....................     15,089      9,630     20,036     20,804      6,153
Extraordinary item, net of tax benefit..................        842         --         --      7,397         --
                                                           --------   --------   --------   --------   --------
Net income..............................................   $ 14,247   $  9,630   $ 20,036   $ 13,407   $  6,153
                                                           ========   ========   ========   ========   ========

                                                                                 JUNE 30,
                                                           ----------------------------------------------------
                                                             1996       1995       1994       1993       1992
                                                           --------   --------   --------   --------   --------
                                                                              (IN THOUSANDS)
BALANCE SHEET DATA
Total assets............................................   $577,520   $578,882   $585,996   $496,167   $463,907
Long-term debt, net of current maturities...............    364,415    369,382    375,637    361,927    314,106
Stockholder's equity....................................    129,850    104,353     94,723     72,553     63,054

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain Income Statement Data for the Company's properties. As used herein, "Boulder Strip Properties" consist of Sam's Town Las Vegas, the Eldorado Casino and the Jokers Wild Casino; and "Downtown Properties" consist of the California Hotel and Casino and the Fremont Hotel and Casino.


                                                            YEAR ENDED JUNE 30,
                                                 -------------------------------------------
                                                   1996               1995            1994
                                                 --------           --------        --------
                                                              (In thousands)
INCOME STATEMENT DATA
     Net revenues
          Stardust  . . . . . . . . . . . .      $194,513           $193,563        $195,899
          Boulder Strip Properties  . . . .       189,315            168,036         125,087
          Downtown Properties . . . . . . .       139,602            135,232         137,726
                                                 --------           --------        --------
               Total Properties . . . . . .       523,430            496,831         458,712

     Operating income
          Stardust  . . . . . . . . . . . .        30,748             30,688          26,713
          Boulder Strip Properties  . . . .        23,904             15,551          20,686
          Downtown Properties . . . . . . .        18,444             22,561          23,583
                                                 --------           --------        --------
               Total Properties . . . . . .        73,096             68,800          70,982


         Fiscal 1996 Compared to Fiscal 1995

         Consolidated net revenues increased 5.4% for fiscal 1996 compared to fiscal 1995. The increase in net revenues for fiscal 1996 resulted primarily from increased revenues at Sam's Town Las Vegas of 14.9%. Revenue growth on a consolidated basis in fiscal 1996 was achieved in all major revenue categories, with casino revenue increasing 5.5%, room revenue increasing 2.6%, food and beverage revenue increasing 6.0% compared to fiscal 1995. Slot revenue, which continued to account for more than 70% of casino revenue, increased 8.2% in fiscal 1996 compared to fiscal 1995. The increase in slot revenue was primarily attributable to a 24% increase in slot revenue at Sam's Town Las Vegas. Table games revenue, the only other significant component of casino revenue, decreased 3.6% in fiscal 1996 compared to fiscal 1995. Company-wide room revenue increased 2.6% in fiscal 1996 compared to fiscal 1995 as a result of a 2.1% increase in occupied rooms and a 6.4% increase in the average daily room rate. The Company's hotel rooms posted an overall occupancy percentage of 96% in both fiscal 1996 and fiscal 1995 with occupancy at Sam's Town Las Vegas increasing to 96% in fiscal 1996 compared to 92% in fiscal 1995. The increase in occupied rooms was attributable to the opening of the California rooms expansion (146 rooms opened in December 1994). The rooms expansion project was open for the entire fiscal 1996 but was only open for the last six months of fiscal 1995. Occupancy statistics do not include rooms at Main Street Station which the Company uses to augment the rooms base at the California and the Fremont. The Main Street Station property was purchased in December 1993 as a closed casino hotel facility and is currently undergoing an extensive renovation and expansion project. The Company expects to open this renovated and expanded property in fiscal 1997 as a complete casino hotel facility.

         Consolidated operating income increased 4.8% for fiscal 1996 compared to fiscal 1995 while consolidated operating income margins remained at 11.4%. This increase in operating income and operating income margins was primarily attributable to increases at Sam's Town Las Vegas of 83% and 4.3 percentage points, respectively, offset by declines at the Downtown Properties of 18.2% and
3.5 percentage points, respectively.

         Net revenues at the Stardust increased 0.5% for fiscal 1996 as compared to the prior fiscal year. Casino and food and beverage revenues declined 0.5% and 1.6%, respectively, while rooms revenue increased 3.4% and showroom revenue increased 9.3% for fiscal 1996 as compared to fiscal 1995. Slot revenue declined 1.3% in fiscal 1996 with a 2.3% increase in wagering offset by lower net winnings. Table games revenue declined 4.1% for fiscal 1996 as compared to fiscal 1995 as a result of an increase of 4.3% in wagering offset by lower net winnings. Other casino revenues increased 11.9% for fiscal 1996 primarily as a result of a 28% increase in revenue in the sports book. Rooms revenue at the Stardust increased 3.4% for fiscal 1996 compared to fiscal 1995 with a 1.3% decline in occupied rooms offset by a 7.9% increase in average daily room rate. The Stardust posted an occupancy rate of 96% in fiscal 1996 versus 97% in the prior fiscal year. Operating income increased slightly in fiscal 1996 compared to fiscal 1995 and operating income margin was 15.8% compared to 15.9%, respectively for fiscal 1996 versus fiscal 1995. The slight decline in operating income margin was primarily the result of higher advertising and promotional expenses not fully offset by increased operating income and operating income margin in the rooms department.

         Net revenues for the Boulder Strip Properties increased 12.7% for fiscal 1996 versus fiscal 1995 primarily as a result of increased revenues at Sam's Town Las Vegas. Sam's Town Las Vegas revenue increased 14.9% for fiscal 1996 while revenues increased 6.8% at Jokers Wild and declined slightly at the Eldorado. Casino revenues at the Boulder Strip Properties increased 16.7% for fiscal 1996 versus fiscal 1995, while rooms revenue increased 4.7% and food and beverage revenue increased 4.8%. Operating income at the Boulder Strip Properties increased 54% for fiscal 1996 compared to fiscal 1995 while operating income margin increased 3.3 percentage points to 12.6% for fiscal 1996. Sam's Town Las Vegas posted increases in operating income and operating income margin of 83% and 4.3 percentage points, respectively for the 1996 fiscal year. Operating income margins increased 2.5 percentage points at the Eldorado and declined 2.3 percentage points at Jokers Wild for fiscal 1996 versus fiscal 1995. The increase in operating income margin at the Eldorado was a result of increased casino revenue while the decline in operating income margin at Jokers Wild was primarily a result of increased expenses in the food and beverage department for fiscal 1996 versus fiscal 1995. Management believes that the significant increases in revenues, operating income and operating income margin at Sam's Town Las Vegas for fiscal 1996 versus fiscal 1995 were primarily attributable to the implementation of successful marketing programs creating increased customer awareness and visitation.

         Net revenues at the Downtown Properties increased 3.2% for fiscal 1996 compared to fiscal 1995. Net revenues at the California increased 1.4% while net revenues at the Fremont increased 5.2%. Casino revenues at the Downtown Properties were up slightly while food and beverage revenue increased 20% and rooms revenue declined slightly. Operating income and operating income margins at the Downtown Properties declined 18.2% and 3.5 percentage points, respectively in fiscal 1996 as compared to fiscal 1995. Operating income at the California declined 20% while operating income margin at the California declined
3.7 percentage points for fiscal 1996. The decline in operating income and operating income margin at the California was primarily the result of increased operating costs in the rooms and food and beverage departments and increased advertising and promotional costs. Operating income and operating income margin at the Fremont declined 15.6% and 3.1 percentage points, respectively for fiscal 1996 compared to fiscal 1995 primarily as a result of increased advertising and promotional costs. Construction of the Fremont Street Experience project, which was completed and opened to the public in December 1995, negatively impacted the Downtown Properties for the majority of the first and second fiscal quarter.

         Interest expense, net of amounts capitalized, decreased $4.7 million or 12.1% for fiscal 1996 compared to fiscal 1995 primarily as a result of more capitalized interest related to projects under development and lower net borrowings. Depreciation and amortization expense for fiscal 1996 decreased $1.5 million or 3.3% compared to fiscal 1995.

         The Company's tax rate for fiscal 1996 was 41% compared to 48% in fiscal 1995. The Company's 1995 tax rate was affected by the increase in certain non-deductible Company provided benefits.

         The Company recorded an extraordinary loss, net of tax, of $.8 million in fiscal 1996. This extraordinary loss resulted from the write-off of unamortized bank loan fees in connection with its recent bank refinancing which was completed on June 19, 1996.

         As a result of these factors, net income before extraordinary item increased $6.0 million and net income increased $5.1 million for fiscal 1996 compared to fiscal 1995.

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

         Net revenues for the Boulder Strip Properties increased 34% for fiscal 1995 versus fiscal 1994 primarily as a result of the opening of the Sam's Town Las Vegas expansion in July 1994 and also as a result of the acquisition of the Eldorado Casino and Jokers Wild Casino in October 1993. Sam's Town Las Vegas revenue increased 31% as a result of the expansion with casino revenue increasing 22%, food and beverage revenue increasing 54% and increased rooms revenue as a result of having a full year of rooms revenue in fiscal 1995. For most of fiscal 1994 all 200 hotel rooms at Sam's Town Las Vegas were removed as part of the expansion project. Net revenues at the Eldorado and Jokers Wild increased 40% and 56% respectively, primarily as a result of their acquisition in October 1993. The operating income margin for the Boulder Strip Properties was 9.3% in fiscal 1995 versus 16.5% in fiscal 1994. The decline in the operating income margin was attributable to a decline in Sam's Town Las Vegas operating income margin to 7.3% from 15.6% and a decline in operating income margins at the Eldorado and Jokers Wild to 14.8% and 19.8%, respectively, from 18.3% and 23.7%, respectively. The decline in operating income margins at Sam's Town Las Vegas was primarily attributable to the growth in revenue which did not match the growth in expenses associated with the expanded property and increased competition, primarily the opening of a new property on the Boulder Strip. The decline in operating income margins at the Eldorado and Jokers Wild resulted from increased competition on the Boulder Strip.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flow and Working Capital

         The Company's policy is to use operating cash flow and debt financing to fund renovation of its properties and expansion of its business which includes the $45 million expansion and renovation of Main Street Station. In addition, the Company continues to explore new opportunities for growth.

         The Company's principal sources of funds for the year ending June 30, 1996 consisted of cash flows from operating activities of $66.5 million. As of June 30, 1996 the Company had balances of cash and cash equivalents of approximately $28 million.

         The Company's principal sources of funds for the year ending June 30, 1995 consisted of cash flows from operating activities of $39.6 million and borrowings under its amended senior credit agreement. For the fiscal year ended June 30, 1994 the Company's principal sources of funds consisted of cash flows from operating activities of $69.6 million.

         Long Term Debt

         In June 1996, the Company and its parent, Boyd Gaming entered into a $500 million five-year reducing revolving credit facility (the "New Bank Credit Facility" under which approximately $235 million in borrowings was outstanding as of June 30, 1996) which replaced the Company's and certain of its subsidiaries' former bank credit facilities. Availability under the New Bank Credit Facility will be reduced by $25 million at the end of two and one-half years and reduced by an additional $50 million at the end of each six-month period thereafter until maturity in June 2001. Interest on the New Bank Credit Facility is based upon the agent bank's quoted reference rate or the London Interbank Offered Rate, at the discretion of the Company. The interest rate under the New Bank Credit Facility at July 1, 1996 was approximately 7.2%. Boyd Gaming intends to use the proceeds of the pending debt and equity offerings to reduce outstanding indebtedness under the New Bank Credit Facility without reducing the commitment thereunder.

         The Company's ability to service its debt will be dependent on its future performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control. Certain indebtedness of the Company contains restrictive covenants which, among other things, impose significant restrictions on the Company's operations and its ability to seek alternative financing means.

         Capital Expenditures

         The Company is committed to continually maintaining and enhancing its existing facilities, most notably by upgrading and remodeling its casinos, hotel rooms and restaurants and by providing the latest slot machines for its customers. The Company's principal uses of funds for the three years ended June 30, 1996 consisted of cash used in investing activities, primarily for the acquisition of property and equipment, and cash used in financing activities, primarily cash paid to reduce long-term debt. For the year ended June 30, 1996 cash used in investing activities was $41.2 million primarily for the acquisition of property and equipment. For the year ended June 30, 1995 cash used in investing activities was $37.6 million primarily related to the completion of the Sam's Town Las Vegas expansion (approximately $15 million) and the acquisition of property and equipment (approximately $22.6 million). For the year ended June 30, 1994, cash used in investing activities was primarily related to the $105 million expansion project at Sam's Town.

         New Expansion Projects

         The Company recently began the renovation and expansion of Main Street Station. This project, which is expected to cost approximately $45 million, consists of a redesign of the property's public space, expanded restaurant facilities, a refurbishment of the property's 400 hotel rooms, acquisition of new gaming equipment and increased parking. The Company plans to fund the Main Street Station renovation primarily from cash flow from operations and availability under the New Bank Credit Facility. In addition, the Company is exploring the possible expansion of its Stardust and Sam's Town Las Vegas properties; substantial funds would be required for any such expansion of those properties. There can be no assurance that any of the above-mentioned projects will go forward or ultimately become operational. The source of funds required to meet the Company's working capital needs (including maintenance capital expenditures) and those required to complete the above-mentioned projects is expected to be cash flow from operations and availability under the New Bank Credit Facility. The Company does not currently anticipate obtaining new borrowings in excess of amounts available under the New Bank Credit Facility in the next 12 months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private debt financings or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company.

         Pending Debt and Equity Offerings

         On September 30, 1996, the Company's parent, Boyd Gaming registration statements on Form S-3 registering 4,000,000 shares of Common Stock (the "Equity Offering") and $200,000,000 9.25% Senior Notes due 2003 (the "Debt Offering" and collectively with the Equity Offering, the "Offerings") were declared effective. Boyd Gaming intends to use the net proceeds of the Offerings to reduce indebtedness outstanding under the New Bank Credit Facility without reducing the commitment thereunder. The Notes will be guaranteed by all existing significant subsidiaries of Boyd Gaming, including the Company. The guaranties will be full, unconditional and joint and several. Amounts available under the New Bank Credit Facility are expected to be used to effect the redemption of the Boyd Gaming's 10.75% Senior Subordinated Notes due 2003 (the "10.75% Notes"), to fund Boyd Gaming's Acquisition of the Par-A-Dice Riverboat Casino (the "Par-A-Dice Acquisition"), and for general corporate purposes. Neither the Debt Offering nor the Equity Offering is conditioned on the consummation of the other. There can be no assurance when, or if, the Offerings will be consummated.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted as a separate section of this Form 10-K. See Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the directors and executive officers of the Company as of September 25, 1996.


NAME                        AGE         POSITION
- ----                        ---         --------
William S. Boyd             64          President and Director
Robert L. Boughner          43          Executive Vice President and Chief Operating
                                        Officer and Director
James W. Hippler            49          Senior Vice President - Administration
Ellis Landau                52          Senior Vice President, Chief Financial Officer
                                        and Treasurer
Ralph Purnell               61          Senior Vice President - Director of Operations,
                                        Nevada Region

Charles L. Ruthe            62          Senior Vice President and Director
Charles E. Huff             51          Vice President, Secretary and General Counsel
Keith E. Smith              36          Vice President and Controller

         William S. Boyd, a co-founder of the Company, has served as a director and President of the Company since its inception in 1973 and Chairman of the Board of Directors and Chief Executive Officer from January 1988. Prior to joining the Company, Mr. Boyd practiced law in Las Vegas for 15 years. Between 1970 and 1974 he also was Secretary and Treasurer and a member of the Board of Directors of the Union Plaza Hotel and Casino. Mr. Boyd is active in numerous business and civic organizations in Las Vegas.

         Robert L. Boughner has been Executive Vice President and Chief Operating Officer of the Company since April 1990. From 1985 until April 1990, he served as Senior Vice President of Administration of CH&C and prior to that time he held various management positions in the Company. Mr. Boughner is active in civic and industry affairs, and serves on the Board of Directors of the Las Vegas Convention and Visitors Authority, the Nevada Hotel and Motel Association and the Nevada Restaurant Association.

         James W. Hippler has been Senior Vice President-Administration of the Company since April 1990. From 1980 to 1990, Mr. Hippler held various positions with CH&C, including Director of Risk Management, Director of Internal Audit and Director of Human Resources.

         Ellis Landau has been Senior Vice President Chief Financial Officer and Treasurer of the Company since August 1990. From April 1990 through July 1990, he served as a consultant to the Company. Prior to joining the Company, Mr. Landau held various management positions with Ramada, Inc., a gaming and hospitality company whose gaming operations were transferred to Aztar Corporation, including Vice President and Treasurer of that company from 1978 to February 1990.

         Ralph Purnell has been Senior Vice President-Director of Operations, Nevada Region of the Company since April 1994. From the inception of the Company until April 1994, Mr. Purnell served as Senior Vice President-Gaming of the Company. From 1975 to 1988, Mr. Purnell held various positions with CH&C, including General Manager of the Stardust and the California. Mr. Purnell serves on the Board of Directors of the Nevada Resort Association.

         Charles L. Ruthe has served as a director of the Company since its inception, President and Chief Operating Officer from September 1988 until September 1989, Executive Vice President of Administration from September 1985 until 1988 and Senior Vice President from September 1983 until September 1985. Mr. Ruthe is active in many Las Vegas business and civic organizations. Mr. Ruthe is a director of Sierra Health Services, Inc., a healthcare company.

         Charles E. Huff has been Vice President, Secretary and General Counsel of the Company since its inception. He has served as Vice President and General Counsel of CH&C since July 1986 and Secretary since January 1988. Prior to joining CH&C, Mr. Huff practiced law in Las Vegas for 13 years.

         Keith E. Smith became Vice President and Controller of the Company in June 1993. From September 1990 to June 1993 he served as Corporate Controller of the Company. From May 1989 to September 1990, Mr. Smith was Vice President-Finance of the Dunes Hotel, Casino and Country Club in Las Vegas. From 1982 to May 1989, he was employed by Ramada, Inc., a gaming and hospitality company, in a variety of positions, including Controller of the Tropicana Resort and Casino in Las Vegas.

         Directors of the Company are elected annually to serve for one year and until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors.

         Each director of the Company is also a director of Boyd Gaming. Each director who is not an employee of Boyd Gaming or the Company currently receives an annual fee of $25,000, meeting fees of $1,000 per board meeting attended and $500 per committee meeting attended and related expenses for services as a director of both Boyd Gaming and the Company. Employee and non-employee directors participate in the Directors' Medical Reimbursement Plan, which covers medical expenses incurred by directors and their spouses that are not covered by other medical plans. During fiscal 1996, Messrs. William S. Boyd, William R. Boyd and Ruthe received reimbursement under this Plan totaling $2,509, $6,443, $11,882, respectively. Boyd Gaming pays the directors fees and provides the benefits described above.


ITEM 11.   EXECUTIVE COMPENSATION

         The Company is a wholly owned subsidiary of Boyd Gaming. The following table sets forth the cash compensation earned for services performed for Boyd Gaming and the Company during the three fiscal years in the period ended June 30, 1996 by the Company's Chief Executive Officer and each of the other four most highly compensated executive officers of Boyd Gaming. The Compensation and Stock Option Committee of Boyd Gaming has been responsible for recommending cash and other non-stock plan compensation for the named executive officers and the Board of Directors of the Company and Boyd Gaming and for administration of Boyd Gaming's stock plans.


                                                                  SUMMARY COMPENSATION TABLE

                                                                                             LONG TERM
                                                                                            COMPENSATION
                                                         ANNUAL COMPENSATION                   AWARDS
                                          ------------------------------------------------  -------------
                                                                             OTHER ANNUAL    SECURITIES       ALL OTHER
                                          FISCAL                             COMPENSATION    UNDERLYING      COMPENSATION
           NAME AND POSITION(1)            YEAR      SALARY($)    BONUS($)     ($)(2)        OPTIONS (#)        ($)(4)
           --------------------           ---- -     ---------    --------   -------------  ------------     ------------
William S. Boyd........................    1996      1,000,000          --         --               --           7,865
Chairman and Chief Executive Officer       1995      1,000,000     574,137         --          140,000           5,706
                                           1994      1,000,000     181,560         --          525,000           7,020

Charles L. Ruthe.......................    1996        525,000      31,500         --               --           6,441
President                                  1995        425,000     122,910         --           40,000           8,226
                                           1994        400,000     120,000      52,532(3)      150,000           8,688

Robert L. Boughner.....................    1996        500,000      30,000         --               --           4,250
Executive Vice President                   1995        400,000     115,680         --           40,000           5,706
and Chief Operating Officer                1994        375,000     112,500         --          150,000           7,020

Ellis Landau...........................    1996        350,000      21,000         --               --           4,498
Senior Vice President, Chief Financial     1995        300,000      86,760         --           30,000           5,445
Officer and Treasurer                      1994        275,000      82,500         --          120,000           6,772

Ralph Purnell..........................        1996      335,000    77,385         --             --         6,650
Senior Vice President-Director                 1995      310,000    89,652         --         30,000         5,445
of Operations                                  1994      232,272    69,250         --        105,000        15,208
Nevada Region

- -------------
(1)      Positions indicated are those currently held with Boyd Gaming.

(2) Except as set forth in the Summary Compensation Table, the incremental cost to the Company of providing perquisites and other personal benefits during the last three years did not exceed, as to any executive officer, the lesser of $50,000 or 10% of the total salary and bonus paid to such executive officer for any such year and, accordingly, is omitted from the table.

(3) Represents reimbursement under the Directors' Medical Reimbursement Plan of expenses incurred by Mr. Ruthe's spouse.

(4) Amounts represent Boyd Gaming's Profit Sharing and 401(k) Plan contributions, payment of term life insurance premiums and, in the case of Mr. Ruthe (in each year) payments in connection with split dollar insurance policies, and in the case of Mr. Purnell (in 1994) payments of $4,301in connection with a retirement arrangement. In fiscal 1996, Boyd Gaming's Profit Sharing and 401(k) Plan contributions were $3,000, $3,000, $3,000 and $3,000 for Messrs. Boyd, Ruthe, Boughner, Purnell and Landau, respectively. In fiscal 1996, life insurance premium payments by the Company for Messrs. Boyd, Ruthe (including split dollar insurance payments), Boughner, Purnell and Landau were $4,865, $6,441, $1,250, $3,650 and $1,498, respectively.

                        OPTION GRANTS IN LAST FISCAL YEAR

         No stock options were granted to the named executive officers by Boyd Gaming in fiscal 1996.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                                 NUMBER OF
                                                                                 SECURITIES             VALUE OF
                                                                                 UNDERLYING           UNEXERCISED
                                                                                UNEXERCISED           IN-THE-MONEY
                                                                                 OPTIONS AT            OPTIONS AT
                                           SHARES                           FISCAL YEAR-END (#)   FISCAL YEAR-END ($)
                                        ACQUIRED ON           VALUE             EXERCISABLE/          EXERCISABLE/
    NAME                                EXERCISE (#)    REALIZED (11) ($)       UNEXERCISABLE        UNEXERCISABLE(2)
    ----                                ------------    -----------------   -------------------   -------------------
William S. Boyd                              0                  0             396,667/268,333         64,167/128,333
Charles L. Ruthe                             0                  0              113,334/76,666         18,334/36,666
Robert L. Boughner                           0                  0              113,334/76,666         18,334/36,666
Ralph Purnell                                0                  0              80,000/55,000          13,750/27,500
Ellis Landau                                 0                  0              90,000/60,000          13,750/27,500

- ----------------------

(1) Value realized is based on estimated fair market value of Boyd Gaming Common Stock on the date of exercise less the exercise price.

(2) Value is based on the closing price of Boyd Gaming Common Stock on the New York Stock Exchange on June 30, 1996 ($15.00) less the exercise price.

COMPENSATION AND STOCK OPTION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Perry B. Whitt, a member of the Compensation and Stock Option Committee of Boyd Gaming is a former executive officer of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         All of the outstanding shares of stock of the Company are owned by Boyd Gaming Corporation.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      1.  Financial Statements. The following financial statements incorporated herein by reference.


                                                                                            Page
                                                                                            ----
Independent Auditors' Report . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . F-2

Consolidated Balance Sheets at June 30, 1996 and 1995 . . . . . . . . . . . .               F-3

Consolidated Statements of Income for Years Ended
June 30, 1996, 1995 and 1994 . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . F-4

Consolidated Statements of Changes in Stockholder's
Equity for the Years Ended June 30, 1996, 1995 and 1994 . . . . . . . . . .                 F-5

Consolidated Statements of Cash Flows for the Years
Ended June 30, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . .      F-7

                  2.  Financial Statement Schedules. None.

                  3.  Exhibits. Refer to (c) below.

         (b)      Reports on Form 8-K. None.

         (c) Exhibits. Reference is made to the Index to Exhibits immediately preceding the exhibits hereto.

                         INDEX TO FINANCIAL STATEMENTS

                                                                        Page
CALIFORNIA HOTEL AND CASINO AND SUBSIDIARIES

        Independent Auditors' Report.................................    F-2

        Consolidated Balance Sheets..................................    F-3

        Consolidated Statements of Income............................    F-4

        Consolidated Statements of Changes in Stockholder's Equity...    F-5

        Consolidated Statements of Cash Flows........................    F-6

        Notes to Consolidated Financial Statements...................    F-7

                          INDEPENDENT AUDITORS' REPORT

                  California Hotel and Casino and Subsidiaries
            (a wholly owned subsidiary of Boyd Gaming Corporation)

         We have audited the accompanying balance sheets of California Hotel and Casino and Subsidiaries (a wholly owned subsidiary of Boyd Gaming Corporation) as of June 30, 1996 and 1995, and the related consolidated statements of income, changes in stockholder's equity, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of California Hotel and Casino and Subsidiaries at June 30, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Las Vegas, Nevada
August 23, 1996

CONSOLIDATED BALANCE SHEETS         California Hotel and Casino and Subsidiaries
                          (a wholly owned subsidiary of Boyd Gaming Corporation)

                                                                  June 30,
                                                            -------------------
(In thousands, except share data)                             1996       1995
- ---------------------------------                           --------   --------
ASSETS

Current assets
  Cash and cash equivalents                                 $ 28,444   $ 21,798
  Accounts receivable, net                                     7,414      6,875
  Inventories                                                  5,822      5,487
  Prepaid expenses and other                                  10,772     10,385
                                                            --------   --------
    Total current assets                                      52,452     44,545

Property, equipment and leasehold interests, net             490,675    494,142
Other assets and deferred charges                             24,139     29,584
Goodwill, net                                                 10,254     10,611
                                                            --------   --------
    Total assets                                            $577,520   $578,882
                                                            ========   ========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Current maturities of long-term debt                      $  1,455   $ 26,421
  Accounts payable                                            29,306     24,785
  Accrued liabilities
    Payroll and related                                       18,728     17,295
    Interest and other                                         8,571     12,926
  Income taxes payable                                         1,047      3,653
                                                            --------   --------
    Total current liabilities                                 59,107     85,080

Long-term debt, net of current maturities                    363,915    369,382

Long-term debt, due to related party                             500         --

Deferred income taxes                                         24,148     20,067

Commitments

Stockholder's equity
  Preferred stock, $100 par value, 200,000 shares authorized      --         --
  Common Stock, no par value; 2,500 shares authorized
    1,000 shares issued                                       22,328     22,328
  Additional paid-in capital                                  32,856      9,606
  Retained earnings                                           74,666     72,419
                                                            --------   --------
    Total stockholder's equity                               129,850    104,353
                                                            --------   --------
    Total liabilities and stockholder's equity              $577,520   $578,882
                                                            ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                  California Hotel and Casino and Subsidiaries
             (a wholly owned subsidiary of Boyd Gaming Corporation)


(In thousands)                                                                     For the years ended June 30,
- --------------------------------------------------------------              -------------------------------------------
                                                                              1996             1995              1994
                                                                            --------         --------          --------
Revenues
       Casino                                                               $370,841         $351,348          $332,654
       Food and beverage                                                     116,133          108,381            98,148
       Rooms                                                                  60,811           56,335            44,687
       Other                                                                  34,975           32,803            28,641
                                                                            --------         --------          --------
Gross revenues                                                               582,760          548,867           504,130
Less promotional allowances                                                   59,330           52,036            45,418
                                                                            --------         --------          --------
              Net revenues                                                   523,430          496,831           458,712
Costs and expenses

       Casino                                                                186,470          174,038           161,349
       Food and beverage                                                      83,958           81,637            73,134
       Rooms                                                                  23,043           22,465            19,539
       Other                                                                  23,956           22,176            20,520
       Selling, general and administrative                                    65,381           59,631            52,799
       Maintenance and utilities                                              24,915           23,964            20,887
       Depreciation and amortization                                          44,413           45,931            41,557
       Corporate expense                                                      11,710           10,127             9,993
                                                                            --------          -------           -------
         Total                                                               463,846          439,969           399,778
                                                                            --------          -------           -------
Operating income                                                              59,584           56,862            58,934
                                                                            --------          -------           -------
Other income (expense)
       Interest income                                                           ---               40               199
       Interest expense, net of amounts capitalized                          (33,820)         (38,492)          (30,354)
                                                                            --------         --------          --------
     Total                                                                   (33,820)         (38,452)          (30,155)
                                                                            --------         --------          --------
Income before provision for income taxes, cumulative effect of
a change in accounting principle and extraordinary item                       25,764           18,410            28,779
Provision for income taxes                                                    10,675            8,780            10,778
                                                                            --------         --------          --------
Income before cumulative effect of a change in
    accounting principle and extraordinary item                               15,089            9,630            18,001
Cumulative effect of a change in accounting for income taxes                     ---              ---             2,035
                                                                            --------         --------          --------
Income before extraordinary item                                              15,089            9,630            20,036
Extraordinary item, net of tax benefit of $520                                   842              ---               ---
                                                                            --------         --------          --------
Net income                                                                  $ 14,247         $  9,630          $ 20,036
                                                                            ========         ========          ========


The accompanying notes are an integral part of these consolidated financial statements.

                           CONSOLIDATED STATEMENTS OF
                        CHANGES IN STOCKHOLDER'S EQUITY

                  California Hotel and Casino and Subsidiaries
             (a wholly owned subsidiary of Boyd Gaming Corporation)


                For the years ended June 30, 1996, 1995 and 1994


                                                  Common Stock             Additional                        Total
(In thousands,                             ----------------------------     Paid-In       Retained        Stockholder's
except share data)                          Shares           Amount         Capital       Earnings           Equity
- -----------------------------------------------------------------------------------------------------------------------
BALANCES, JULY 1, 1993                       1,000           $22,328       $ 2,472        $ 47,753          $ 72,553

Net income                                                                                  20,036            20,036

Cash dividends on common stock                                                              (5,000)           (5,000)

Equity interest in Eldorado, Inc.,
     contributed                                                             7,134                             7,134
- -----------------------------------------------------------------------------------------------------------------------
BALANCES, JUNE 30, 1994                      1,000            22,328         9,606          62,789            94,723

Net income                                                                                   9,630             9,630
- -----------------------------------------------------------------------------------------------------------------------
BALANCES, JUNE 30, 1995                      1,000            22,328         9,606          72,419           104,353

Contributed capital from parent                                             23,250                            23,250

Dividends                                                                                  (12,000)          (12,000)

Net income                                                                                  14,247            14,247
- -----------------------------------------------------------------------------------------------------------------------
Balances, June 30, 1996                      1,000           $22,328       $32,856        $ 74,666          $129,850
- -----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
                              California Hotel and Casino and Subsidiaries
                          (a wholly owned subsidiary of Boyd Gaming Corporation)

                                                                        For the years ended June 30,
                                                        ---------------------------------------------------------
(In thousands)                                             1996                   1995                     1994
- --------------                                          ---------               --------                ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income....................................          $  14,247               $  9,630                $  20,036
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization.............             44,413                 45,931                   41,557
    Cumulative effect of a change in
      accounting for income taxes.............                 --                     --                   (2,035)
    Extraordinary item........................               1,362                    --
    Deferred income taxes.....................               4,081                    --                    2,564
    Other.....................................                (236)                 (114)                    (142)
    Changes in assets and liabilities:
      (Increase) decrease in accounts
        receivable, net.......................                (539)                1,822                   (2,485)
      (Increase) decrease in inventories......                (335)                  295                   (1,205)
      (Increase) decrease in prepaid
        expenses..............................                (387)                1,766                   (2,856)
      (Increase) decrease in other assets.....               3,184                (7,589)                  (6,580)
      Increase (decrease) in other
        current liabilities...................               3,326               (15,008)                  21,317
      Increase (decrease) in income
        taxes payable.........................              (2,606)                2,885                     (605)
                                                        ----------              --------                ---------
Net cash provided by operating activities.....              66,510                39,618                   69,566
                                                        ----------              --------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property, equipment
      and other assets........................             (41,181)              (37,636)                (128,828)
    Cash acquired in Eldorado, Inc.
      acquisition.............................                  --                    --                    1,622
                                                        ----------              --------                ---------
Net cash used in investing activities.........             (41,181)              (37,636)                (127,206)
                                                        ----------              --------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt....             146,750                 7,850                       --
  Payments on long-term debt..................            (166,683)              (22,027)                 (10,862)
  Net borrowings under credit agreements......             (10,000)               13,000                   35,000
  Capital contribution from parent............              23,250                    --                       --
  Dividends paid..............................             (12,000)                   --                   (5,000)
                                                        ----------              --------                ---------
Net cash provided by (used in)
  financing activities........................             (18,683)               (1,177)                  19,138
                                                        ----------              --------                ---------
Net increase (decrease) in cash and cash
  equivalents.................................               6,646                   805                  (38,502)
Cash and cash equivalents, beginning of year..              21,798                20,993                   59,495
                                                        ----------              --------                ---------
Cash and cash equivalents, end of year........          $   28,444              $ 21,798                $  20,993
                                                        ==========              ========                =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
        INFORMATION
  Cash paid for interest, net of amounts
    capitalized...............................         [$   37,826]             $ 37,662                $  29,820
  Cash paid for income taxes..................               7,300                 3,250                   10,050
                                                        ==========              ========                =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
        FINANCING ACTIVITIES
  Property additions acquired on contracts
     and trade payables which were accrued, but
     not yet paid.............................          $    3,140              $  4,867                $   8,310
  Unamortized financing costs written-off.....               1,387                    --                       --

  Acquisition of Eldorado, Inc.
     Assets acquired..........................                  --                    --                   21,796
     Liabilities assumed......................                  --                    --                   14,662
                                                        ----------              --------                ---------
     Net acquisition..........................          $       --              $     --                $   7,134
                                                        ==========              ========                =========

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   California Hotel and Casino and
                                             Subsidiaries
                         (a wholly owned subsidiary of Boyd Gaming Corporation)

NOTE 1. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

         Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. These investments are stated at cost which approximates fair value.

Inventories

         Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out and retail inventory methods.

Property and Equipment

         Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Costs of major improvements including interest incurred during construction of new facilities and major additions are capitalized; costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on disposal of assets are recognized as incurred.

Fair Value of Financial Instruments

         The carrying value of the Company's cash and cash equivalents, trade receivables and trade payables approximates fair value because of the short maturity of those instruments. The Company estimates fair value of its long-term obligations based on quoted market prices or on the current rates offered to the Company for debt of the same remaining maturities.

Goodwill

         The excess of total acquisition costs over the fair value of assets acquired is amortized using the straight-line method over forty years. As of June 30, 1996 and 1995, accumulated amortization was $4.0 million and $3.7 million respectively.

Revenues

         Casino revenues represent the net win from gaming wins and losses. Revenues include the retail value of room, food, beverage and other goods and services provided to customers without charge. Such amounts are then deducted as promotional allowances. The estimated costs of providing these promotional allowances is charged to the casino department in the following amounts:


                                   Year ended June 30,
                            --------------------------------
(In thousands)               1996         1995        1994
- ------------------------    -------      -------     -------
Rooms                       $ 9,482      $ 8,408     $ 8,273
Food and Beverage            44,469       40,358      35,057
Other                         1,593        1,087       1,324
                            -------      -------     -------
Total                       $55,544      $49,853     $44,654
                            =======      =======     =======

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Standard

         The FASB issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, in March 1995. This statement, effective for the Company's fiscal year beginning July 1, 1996, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes that adoption of SFAS No. 121 will not have a significant effect on the financial position or results of operations of the Company.

Income Taxes

         The Company is a wholly owned subsidiary of Boyd Gaming Corporation and is included in Boyd Gaming Corporation's consolidated tax return. Boyd Gaming Corporation accounts for income taxes in accordance with the Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes. SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of
(i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (ii) operating loss and tax credit carryforwards.

- -------------------------------------------------------------------------------
NOTE 2. - RELATED PARTIES

         In connection with the closing of Boyd Gaming Corporation's initial public offering in October 1993, the Company purchased Eldorado, Inc., owner of Eldorado Casino and Jokers Wild Casino. The acquisition was accounted for as a purchase at historical cost. Boyd Gaming Corporation issued 2,723,165 shares of common stock in exchange for all of the outstanding stock of Eldorado, Inc. and the assumption of debt and other liabilities. For the year ended June 30, 1994, revenue and net income on a proforma basis as if Eldorado, Inc., were owned by the Company for the entire fiscal year were $467 million and $20.6 million respectively.

- -------------------------------------------------------------------------------
 NOTE 3. - ACCOUNTS RECEIVABLE

         Accounts receivable at June 30 are as follows:


(In thousands)                                    1996             1995
- ---------------------------------------          ------           ------
Casino                                           $4,834           $5,057
Hotel                                             2,988            2,275
Other                                             1,151            1,109
                                                 ------           ------
Total                                             8,973            8,441
Less allowance for doubtful accounts              1,559            1,566
                                                 ------           ------
Total                                            $7,414           $6,875
                                                 ======           ======

- -------------------------------------------------------------------------------

NOTE 4. - PROPERTY, EQUIPMENT AND LEASEHOLD INTEREST

         Property, equipment and leasehold interest consist of the following at June 30:


(In thousands)                                               1996          1995
- ------------------------------------------------           --------      --------
Land                                                       $101,934      $100,863
Buildings and improvements                                  418,190       410,614
Furniture and equipment                                     259,583       250,033
Leasehold improvements                                        4,909         4,599
Construction in progress                                     16,938         5,504
                                                           --------      --------
Total fixed assets                                          801,554       771,613
Less accumulated depreciation and amortization              310,879       277,471
                                                           --------      --------
Net fixed assets                                           $490,675      $494,142
                                                           ========      ========

         Depreciation and amortization are computed using the straight-line method over the following useful lives:

                                  Useful Lives
- -----------------------------------------------
Buildings and improvements        4 to 40 years
Furniture and equipment           3 to 30 years
Leasehold improvements            3 to 40 years

         Interest costs of $2.0 and $.3 and $2.3 million were capitalized in 1996, 1995 and 1994, respectively during construction of new properties and major additions.

- ------------------------------------------------------------------------------
NOTE 5. - LONG-TERM DEBT

         Long-term debt at June 30 consist of the following:


(In thousands)                                    1996              1995
- -------------------------------------           --------         ---------
Notes payable under credit agreements           $174,000          $203,000
11% senior subordinated notes                    185,000           185,000
Other                                              6,870             7,803
                                                --------          --------
Total long-term debt                             365,870           395,803
Less current maturities                            1,455            26,421
                                                --------          --------
Total                                           $364,415          $369,382
                                                ========          ========

         On June 19, 1996, the Company and its parent, Boyd Gaming Corporation, entered into a $500 million five-year reducing, revolving bank credit facility which matures in June 2001 (the "New Bank Credit Facility"). The New Bank Credit Facility replaced the Company's amended senior credit agreement and certain of its parent's loans. Total availability under the New Bank Credit Facility will be reduced by $25 million at the end of two and one-half years and reduced by an additional $50 million at the end of each six-month thereafter until maturity. As of June 30, 1996, the Company and its parent had unused availability of $265 million under the New Bank Credit Facility. Interest on the New Bank Credit Facility is based upon the agent bank's quoted reference rate or London Interbank Offered Rate, at the discretion of the Company. The average interest rate under the New Bank Credit Facility at June 30, 1996 was 7.2%.

         The New Bank Credit Facility is collateralized by the real and personal property comprising six casino hotel properties owned by the Company and its parent and by related security agreements with assignments with assignment of rents.

         The New Bank Credit Facility contains certain financial covenants, limitations on the incurrence of debt and limitations on the incurrence of capital expenditures and investments, all as defined in the New Bank Credit Facility.

         The Company, through its wholly-owned subsidiary California Hotel Finance Company, has $185 million principal amount of 11% senior subordinated notes due December 2002. The notes are unconditionallly guaranteed on a senior subordinated and unsecured basis by the Company. The guarantee is subordinated to all existing and future senior debt (as defined in the Indenture related to the notes) of the Company (approximately $180.9 million at June 30, 1996) and is effectively subordinated to all existing and future senior indebtedness and other liabilities (including trade payables) of the subsidiaries of the Company (approximately $24.8 million at June 30, 1996). The Company is not in default and there are no payment blockages with respect to the notes. The net proceeds were used to refinance certain indebtedness of the Company and provide for working capital needs and expansion of the Company's operations. The notes require semi-annual interest payments on June 1 and December 1 of each year until December 1, 2002, at which time the principal balance is due and payable. The notes may be redeemed at the Company's option any time after December 1, 1997 at redemption prices ranging from 104.125% in 1997 to 100% in 1999. The notes contain certain covenants regarding incurrence of debt, sales and disposition of assets, mergers or consolidations and limitations on restricted payments (as defined in the indenture relating to the notes). As a result of these restrictions, at June 30, 1996 the Company had a portion of its retained earnings and its net assets in the amounts of $51.5 million and $106.7 million, respectively, that were not available for distribution as dividends to Boyd Gaming.

On June 7, 1996 the Company's parent, Boyd Gaming, filed a registration statement with the Securities and Exchange Commission which will allow the issuance of up to $200 million of senior notes of Boyd Gaming Corporation. The notes will be guaranteed by all existing significant subsidiaries of Boyd Gaming Corporation, including the Company. The guaranties will be full, unconditional and joint and several. The net proceeds to Boyd Gaming from the notes offering will be used to reduce outstanding indebtedness under Boyd Gaming Corporation and the Company's New Bank Credit Facility. Amounts available under the New Bank Credit Facility are expected to be used to redeem the parent's 10.75% Notes.

         The estimated fair value of the Company's long-term debt at June 30, 1996 was approximately $374 million, versus its book value of $366 million. At June 30, 1995 the estimated fair value of the Company's long-term debt was approximately $403 million, versus its book value of $396 million.

         In connection with the closure of the New Bank Credit Facility, the Company recorded a $0.8 million extraordinary loss (net of income tax benefit of $.5 million) related to the write-off of unamortized bank fees.

         Interest rates on the Company's other long-term debt range from 7.2% to 16.8%.

         Management believes the Company and its subsidiaries are in compliance with all covenants contained in its long-term agreements at June 30, 1996.

         The scheduled maturities of long-term debt for the years ending June 30 are as follows:


(In thousands)
- ------------------------------------------         --------
1997                                               $  1,455
1998                                                  1,546
1999                                                  1,636
2000                                                  1,180
2001                                                174,303
Thereafter                                          185,750
                                                   --------
Total                                              $365,870
                                                   ========

- -------------------------------------------------------------------------------
NOTE 6. - LEASES

         Future minimum lease payments required under noncancelable leases (principally for land) as of June 30, 1995 are as follows:

                                            Operating
(In thousands)                                 Leases
- ------------------------------------        ---------
1997                                          $ 2,466
1998                                            2,103
1999                                            2,023
2000                                            1,969
2001                                            1,962
Thereafter                                     76,156
                                              -------
Total minimum payments required               $86,679
                                              =======

         Rent expense for the years ended June 30, 1996, 1995 and 1994 was $2.7 million, $2.6 million and $2.3 million, respectively and is included in selling, general and administrative expenses.

- ------------------------------------------------------------------------------
NOTE 7. - EMPLOYEE BENEFIT PLANS

         The Company contributes to multi-employer pension plans under various union agreements. Contributions, based on wages paid to covered employees, totaled approximately $2.2 million, $2.0 million and $2.2 million in 1996, 1995 and 1994, respectively. The Company's share of the unfunded liability related to multi-employer plans, if any, is not determinable.

         The Company participates in Boyd Gaming Corporation's retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan allows employees to defer up to the lesser of the Internal Revenue Code - prescribed maximum amount or 15% of their income on a pre-tax basis through contributions to the plan. On January 1, 1996 the Company combined its profit sharing plan into the 401(k) plan. The Company expensed its portion of voluntary contributions of $1.2 million, $.7 million and $.8 million in 1996, 1995 and 1994, respectively, to the Company's 401(k) profit sharing plan and trust.

- -------------------------------------------------------------------------------
NOTE 8. - INCOME TAXES

         A summary of the provision for income taxes for the years ended June 30 is as follows:

Provision for Income Taxes:


(In thousands)          1996          1995         1994
- --------------         -------       ------       ------
Current                $ 7,677       $6,752       $ 8,215
Deferred                 2,998        2,028         2,563
                       -------       ------       -------
                       $10,675       $8,780       $10,778
                       =======       ======       =======

         The following table provides a reconciliation between the federal statutory rate and the effective income tax rate from continuing operations at June 30, where both are expressed as a percentage of income.


                                           1996         1995         1994
- ------------------------------------      ------       ------       ------
Tax provision at statutory rate            35.0%        35.0%        35.0%
Increase/(decrease) resulting from:
Company provided benefits                   4.3          8.8          1.5
Statutory rate change                       ---          ---          2.4
Other, net                                  2.1          3.9         (1.4)
                                          -----        -----        -----
                                           41.4%        47.7%        37.5%
                                          =====        =====        =====

         The tax items comprising the Company's net deferred tax liability as of June 30 are as follows:


(In thousands)                                                         1996           1995            1994
- -----------------------------------------------------------           -------        -------         -------
Deferred tax liabilities:
Difference between book and tax basis of property                     $27,053        $25,856         $22,018
Reserve differential for gaming activities                              1,882            903           1,122
Difference between book and tax basis of amortizable assets               995          1,115             ---
Other                                                                     194            134              89
                                                                      -------        -------         -------
                                                                       30,124         28,008          23,229
                                                                      -------        -------         -------
Deferred tax assets:
Alternative minimum tax credit carryforward                             4,474          6,826           4,169
Provision for doubtful accounts                                           759            752             795
Other                                                                     743            363           1,083
                                                                      -------        -------         -------
                                                                        5,976          7,941           6,047
                                                                      -------        -------         -------
Net deferred tax liability                                            $24,148        $20,067         $17,182
                                                                      =======        =======         =======

         Boyd Gaming Corporation allocates income tax expense or benefit to the Company as if the Company was filing separate tax returns. Adoption of SFAS 109 had no effect on the amount of income tax expense allocated to the Company during the periods ended June 30, 1996, 1995 or 1994.

         The Internal Revenue Service has examined the Company's federal consolidated income tax returns through the year ended June 30, 1989. The Company is currently under examination for fiscal years 1990 through 1992. Management of the Company does not believe any significant adjustments will be required.

- -------------------------------------------------------------------------------
NOTE 9. - LEGAL PROCEEDINGS

         The Company is a defendant in various pending litigation. In the opinion of management, all pending claims in such litigation will not, in the aggregate, have a material adverse effect on the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 26, 1996.


                                             CALIFORNIA HOTEL AND CASINO


                                             By   /s/ KEITH SMITH
                                                --------------------------------
                                                      Keith Smith
                                                      Vice President, Controller

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William S. Boyd, Ellis Landau and Keith Smith and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


        Signature                             Title                       Date
- ---------------------------         ---------------------------      ------------------
/s/ WILLIAM S. BOYD                 President and Director           September 26, 1996
- ----------------------------       (Principal Executive Officer)
    William S. Boyd

/s/ ELLIS LANDAU                    Senior Vice President, Chief     September 26, 1996
- ----------------------------        Financial Officer and Treasurer
    Ellis Landau                    (Principal Financial Officer)

/s/ KEITH SMITH                     Vice President and Controller    September 26, 1996
- ----------------------------        (Principal Accounting Officer)
    Keith Smith

/s/ CHARLES L. RUTHE                Director                         September 26, 1996
- ----------------------------
    Charles L. Ruthe

/s/ ROBERT L. BOUGHNER              Director                         September 26, 1996
- ----------------------------
    Robert L. Boughner

                                INDEX TO EXHIBITS

                                                                                   SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
NUMBER                                                 DOCUMENT                         PAGE
- ---------------      -----------------------------------------------------------------------------------
3(i) (1)             Articles of Incorporation of the Company.

3(iii) (1)           Bylaws of the Company.

10.1 (2)             First Amended and Restated Credit Agreement dated as of
                     September 2, 1993, among the Company, Certain Commercial
                     Lending Institutions, CIBC Inc., First Interstate Bank of
                     Nevada and Bank of America and related Exhibits.

10.2 (1) Form of Indenture relating to $185,000,000 aggregate principal amount of 11% Senior Subordinated Notes due 2002 of California Hotel Finance Corporation ("Finance"), including the Form of Note.

10.3 (2)             Loan Agreement dated March 2, 1989, by and between First
                     Interstate Bank of Nevada and Eldorado, Inc., including related Promissory Note, and related Revision Agreement dated October 31, 1989, between First Interstate Bank of
                     Nevada, N.A. and Eldorado, Inc.

10.4 (1)             Ninety-Nine Year Lease dated June 30, 1954, between
                     Fremont Hotel, Inc., and Charles L. Ronnow, C.L. Ronnow and J.L. Ronnow, and Alice Elizabeth Ronnow.

10.5 (1)             Lease Agreement dated October 31, 1963, between Fremont
                     Hotel, Inc., and Cora Edith Garehime.

10.6 (1)             Lease Agreement dated December 31, 1963, between Fremont
                     Hotel, Inc., Bank of Nevada and Leon H. Rockwell, Jr.

10.7 (1)             Lease Agreement dated June 7, 1971, between Anthony
                     Antonacci, Margaret Fay Simon and Bank of Nevada, as Co-
                     Trustees under Peter Albert Simon's Last Will and Testament, and related Assignment of Lease dated February 25, 1985 to Sam-Will, Inc. and Fremont Hotel, Inc.

10.8 (1)             Lease Agreement dated July 25, 1873, between CH&C and
                     William Peccole, as Trustee of the Peter Peccole 1970 Trust.

10.9 (1)             Lease Agreement dated July 1, 1974, between Fremont Hotel,
                     Inc., and Bank of Nevada, Leon H. Rockwell, Jr. and Margorie
                     Rockwell Riley.

10.10 (1)            Ground Lease Agreement dated July 5, 1978, between the
                     Company and Irene Elizabeth Carey, as Trustee of the Carey
                     Survivor's Trust U/A October 18, 1972 and Irene Elizabeth
                     Carey, as Trustee of the Carey Family Trust U/A October 18,
                     1972.

10.11 (1)            Ninety-Nine Year Lease dated December 1, 1978, between
                     Matthew Paratore, and George W. Morgan and LaRue
                     Morgan, and related Lease Assignment dated November 10,
                     1987 to Sam-Will, Inc., d/b/a Fremont Hotel and Casino.

10.12 (3)            Collective Bargaining Agreement effective as of January 17,
                     1994, between Sam-Will, Inc., d/b/a Fremont Hotel and
                     Casino and the International Union of Operating Engineers,
                     Local No. 501, AFL-CIO (slot technician unit).

10.13 (2)            Labor Agreement dated as of January 13, 1993, between Mare-
                     Bear, Inc., d/b/a Stardust Hotel & Casino, and the International
                     Union of Operating Engineers, Local No. 501, AFL-CIO.

10.14 (2)            Labor Agreement dated as of January 13, 1993, between Sam-
                     Will, Inc., d/b/a Fremont Hotel and Casino, and the
                     International Union of Operating Engineers, Local No. 501,
                     AFL-CIO.


10.15 (2)            Labor Agreement dated January 13, 1993, between the
                     Company and the International Union of Operating Engineers,
                     Local No. 501; AFL-CIO.

10.16 (1)            Agreement dated as of May 1, 1991, between Mare-Bear, Inc.,
                     d/b/a Stardust Hotel and Casino, and the Local Joint Executive
                     Board of Las Vegas for and on behalf of the Culinary Workers
                     Union, Local No. 226 and Bartenders Union, Local No. 165.

10.17 (1)            Agreement dated May 1, 1991, between Sam-Will, Inc., d/b/a
                     Fremont Hotel and Casino, and the Local Joint Executive
                     Board of Las Vegas for and on behalf of the Culinary Workers
                     Union, Local No. 226 and Bartenders Union, Local No. 165.

10.18 (2)            Collective Bargaining Agreement dated September 12, 1991,
                     between Eldorado Casino and the Local Joint Executive Board of Las Vegas for and on behalf of Culinary Workers Union,
                     Local No. 226 and Bartenders Union, Local 165.

10.19 (1)            Collective Bargaining Agreement dated March 14, 1991,
                     between Mare-Bear, Inc., d/b/a Stardust Hotel and Casino, and
                     the Musicians Union of Las Vegas, Local No. 369, American
                     Federation of Musicians, AFL-CIO.

10.20 (1)            Labor Agreement dated May 1, 1991, between Mare-Bear,
                     Inc., d/b/a Stardust Hotel & Casino, and the International
                     Alliance of Theatrical Stage Employees and Moving Picture
                     Machine Operators of the United States and Canada, Local
                     720, Las Vegas, Nevada.

10.21 (1)            Labor Agreement dated May 1, 1991, between Mare-Bear,
                     Inc., d/b/a Stardust Hotel & Casino, and the International
                     Alliance of Theatrical Stage Employees and Moving Picture
                     Machine Operators of the United States and Canada, Local
                     720, Las Vegas, Nevada. (Theatrical Wardrobe Employees).

10.22 (1)            Labor Agreement dated June 14, 1983, between Stardust Hotel and Casino and the International Brotherhood of Painters and
                     Allied Trades, Local Union No. 159, AFL-CIO.

10.23 (1)            Labor Agreement dated June 1, 1983, between Stardust Hotel and Casino and the United Brotherhood of Carpenters and
                     Joiners of America, Local Union No. 1780, Las Vegas,
                     Nevada.

10.24 (1)            Labor Agreement dated August 1, 1983, between Stardust
                     Hotel and the International Brotherhood of Electrical
                     Workers, Local Union No. 357, AFL-CIO.

10.25 (1)            Implemented Proposal dated June 15, 1992, between Stardust
                     Hotel and Casino and the Back-End Teamsters Local Union
                     No. 995.

10.26 (1)            Implemented Proposal dated June 15, 1992, between Fremont
                     Hotel and Casino and the Back-End Teamsters Local Union
                     No. 995.

10.27 (2)            Agreement and Plan of Reorganization dated as of June 25,
                     1993, by and between Eldorado, Inc., Boyd Gaming
                     Corporation, the Company and certain stockholders and
                     noteholders of Eldorado.

10.28(3)             Promissory Note dated December 30, 1991, from Eldorado,
                     Inc., to Samuel A. Boyd in the principal sum of $600,000.

10.29(3)             Building Contract dated July 15, 1993, between Marnell
                     Corrao Associates, Inc. and Sam's Town Hotel and Gambling
                     Hall for Sam's Town Addition Phase V.

10.30(4) Credit Agreement dated as of June 19, 1996, by and among Boyd Gaming and Registrant on the borrowers, certain commercial lending instructions as the lenders, Canadian
                     Imperial Bank of Commerce as the Agent, Bank of America
                     National Trust and Savings Association and Wells Fargo Bank
                     N.A. as co-managing Agents and Bankers Trust Company,
                     Credit Lyannais and Societe Generale as co-Agents.

21.1                 Subsidiaries of the Company.

24.1                 Powers of Attorney.  Reference is made to Page IV-2.

27                   Financial Data Schedule.

(1)               Incorporated by reference to the Company's Registration
                  Statement on Form S-1, File No. 33-51672, which became effective on November 18, 1992.

(2) Incorporated by reference to the Registration Statement on Form S-1, File No. 33-64006, of Boyd Gaming Corporation, which became effective on October 15, 1993.

(3) Incorporated by reference to the Company's Annual Report on Form 10(K) for the fiscal year ended June 30, 1995.

(4)               Incorporated by reference to Boyd Gaming's Current Report on
                  Form 8(K) dated June 19, 1996.