Form 10-Q
period 1996-09-30
CALIFORNIA HOTEL & CASINO
filed 1996-11-14
CIK 824412

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
   [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

   [   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
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

Yes  X   No
    ---    ---

Shares outstanding of each of the Registrant's classes of common stock as of October 31, 1996


         Class                                     Outstanding
Common stock, no par value                            1,000

CALIFORNIA HOTEL AND CASINO

FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 1996

INDEX

                                                                       Page No.

Part I.    Financial Information

  Item 1.  Financial Statements

           Consolidated Balance Sheets at September 30, 1996
                   and June 30, 1996                                      3

           Consolidated Statements of Operations for the three
                   months ended September 30, 1996 and 1995               4

           Consolidated Statements of Cash Flows for the three
                   months ended September 30, 1996 and 1995               5

           Consolidated Statement of Changes in Stockholder's Equity
                   for the three months ended September 30, 1996          6

           Notes to Consolidated Financial Statements                     7

  Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    8


Part II.   Other Information                                             10

Signatures                                                               11

PART I.     FINANCIAL INFORMATION

 ITEM 1.    FINANCIAL STATEMENTS

CALIFORNIA HOTEL AND CASINO AND SUBSIDIARIES
(A WHOLLY OWNED SUBSIDIARY OF BOYD GAMING CORPORATION)

CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,        JUNE 30,
(IN THOUSANDS, EXCEPT SHARE DATA)                                 1996               1996
--------------------------------------------------------------------------------------------
ASSETS

Current assets
  Cash and cash equivalents                                    $ 32,428           $ 28,444
  Accounts receivable, net                                        7,458              7,414
  Inventories                                                     6,047              5,822
  Prepaid expenses                                               12,447             10,772
                                                               --------           --------
    Total current assets                                         58,380             52,452

Property, equipment and leasehold interests, net                503,364            490,675
Other assets and deferred charges                                16,313             24,139
Goodwill, net                                                    10,165             10,254
                                                               --------           --------
    Total assets                                               $588,222           $577,520

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Current maturities of long-term debt                         $  1,479           $  1,455
  Accounts payable                                               41,159             29,306
  Accrued liabilities
    Payroll and related                                          18,286             18,728
    Interest and other                                           12,652              8,571
  Income taxes payable                                               --              1,047
                                                               --------           --------
    Total current liabilities                                    73,576             59,107

Long-term debt, net of current maturities                       358,544            363,915

Due to related party                                              3,374                500

Deferred income taxes                                            23,773             24,148

Commitments

Stockholder's equity
  Preferred stock, $100 par value, 200,000 shares authorized         --                 --
  Common stock, no par value; 2,500 shares authorized; 1,000
    shares issued                                                22,328             22,328
  Additional paid-in capital                                     32,856             32,856
  Retained earnings                                              73,771             74,666
                                                               --------           --------
    Total stockholder's equity                                  128,955            129,850
                                                               --------           --------
    Total liabilities and stockholder's equity                 $588,222           $577,520
                                                               ========           ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

CALIFORNIA HOTEL AND CASINO AND SUBSIDIARIES
(a wholly owned subsidiary of Boyd Gaming Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        September 30,
                                                     -------------------
(In thousands)                                         1996       1995
------------------------------------------------------------------------
Revenues
  Casino                                             $ 87,761   $ 87,345
  Food and beverage                                    29,158     27,183
  Rooms                                                15,045     14,617
  Other                                                 7,576      7,316
                                                     --------   --------
Gross revenues                                        139,540    136,461
Less promotional allowances                            15,852     13,304
                                                     --------   --------
    Net revenues                                      123,688    123,157
                                                     --------   --------
Costs and expenses
  Casino                                               48,528     44,176
  Food and beverage                                    20,600     22,082
  Rooms                                                 5,462      5,780
  Other                                                 5,597      5,072
  Selling, general and administrative                  16,876     16,368
  Maintenance and utilities                             6,890      7,010
  Depreciation and amortization                        10,412     11,310
  Corporate expense                                     3,000      3,302
                                                     --------   --------
    Total                                             117,365    115,100
                                                     --------   --------
Operating income                                        6,323      8,057
                                                     --------   --------
Other expense
  Interest expense                                     (7,767)    (9,600)
                                                     --------   --------
Loss before benefit for income taxes                   (1,444)    (1,543)
Benefit for income taxes                                 (549)       (91)
                                                     --------   --------
Net loss                                             $   (895)  $ (1,452)
                                                     ========   ========





The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA HOTEL AND CASINO AND SUBSIDIARIES
(a wholly owned subsidiary of Boyd Gaming Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS               Three Months Ended
                                                        September 30,
                                                 --------------------------
                                                   1996               1995
                                                 --------------------------
(In Thousands)
--------------

Cash flows from operating activities
Net loss                                         $   (895)       $   (1,452)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Depreciation and amortization                    10,412            11,310
  Deferred income taxes                              (375)               97
  Other                                                17                 4
  Changes in assets and liabilities:
     Increase in accounts receivable, net             (44)             (725)
     Increase in inventories                         (225)             (163)
     Increase in prepaid expenses                  (1,675)           (3,164)
     (Increase) decrease in other assets           10,914            (2,235)
     Increase in other current liabilities          5,747             7,751
     Decrease in income taxes payable              (1,047)             (189)
                                                 ---------          --------
Net cash provided by operating activities          22,829            11,234
                                                 ---------          --------
Cash flows from investing activities -
  Acquisition of property, equipment and
    other assets                                  (12,998)           (5,773)
                                                 ---------          --------
Cash flows from financing activities

  Proceeds from issuance of long-term debt            --             17,500
  Net borrowings under credit agreements           (5,000)          (14,500)
  Payments on long-term debt                         (847)           (6,600)
                                                 ----------         --------
Net cash used in financing activities              (5,847)           (3,600)
                                                 ----------         --------

Net increase in cash and cash equivalents           3,984             1,861

Cash and cash equivalents, beginning of period     28,444            21,798
                                                 ----------         --------
Cash and cash equivalents, end of period         $ 32,428          $ 23,659
                                                 ==========        =========
Supplemental disclosure of cash
  flow information
  Cash paid for interest                         $  4,738          $  5,973
                                                 ==========        =========
  Cash paid for income taxes                     $    --           $    500
                                                 ==========        =========
Supplemental schedule of non-cash investing
  and financing activities
  Property additions acquired on contracts
    and trade payables which were accrued,
    but not yet paid                             $ 10,489          $  4,548
                                                 ==========        =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

CALIFORNIA HOTEL AND CASINO AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF BOYD GAMING CORPORATION)

CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDER'S EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                       Common Stock           Additional                      Total
                                   ---------------------        Paid-In        Retained    Stockholder's
                                     Shares     Amount          Capital        Earnings        Equity
                                   --------------------------------------------------------------------
BALANCES, JULY 1, 1996                1,000     $22,328         $32,856         $74,666       $129,850

  NET LOSS FOR THE THREE MONTHS
    ENDED SEPTEMBER 30, 1996                                                       (895)          (895)
                                     ------     -------         -------         -------       --------
BALANCES, SEPTEMBER 30, 1996          1,000     $22,328         $32,856         $73,771       $128,955
                                     ======     =======         =======         =======       ========

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

Basis of Presentation

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the results of its operations for the three months ended September 30, 1996 and 1995 and its cash flows for the three months ended September 30, 1996 and 1995. It is suggested that this report be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 1996. The operating results for the three months ended September 30, 1996 and cash flows for the three months ended September 30, 1996 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

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

Recently Adopted Accounting Standards

The FASB issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, in March 1995. This statement was adopted by the Company for the fiscal year beginning July 1, 1996 and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 did not have an effect on the financial position or results of operations of the Company.

Note 2.  LONG-TERM DEBT

The Company, through its wholly owned subsidiary California Hotel Finance Corporation, has issued $185 million senior subordinated notes at 11%. The notes are unconditionally guaranteed on a senior subordinated and unsecured basis by the Company. The guarantee is subordinated to all existing and future senior debt (as defined in the Indenture related to the notes) of the Company (approximately $175 million at September 30, 1996) and is effectively subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the subsidiaries of the Company (approximately $25.8 million at September 30, 1996). The Company is not in default and there are no payment blockages with respect to the notes. In connection with Boyd Gaming Corporation's issuance of $200,000,000 Senior Notes on October 4, 1996, the Company is a guarantor to those Notes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Financial Highlights

THREE MONTHS ENDED SEPTEMBER 30,                     1996             1995
------------------------------------------------------------------------------
                                                        (IN THOUSANDS)
          NET REVENUES
               Stardust                             $ 45,266        $ 47,794
               Boulder Strip Properties               45,220          42,912
               Downtown Properties                    33,202          32,451
------------------------------------------------------------------------------
                    Total Properties                $123,688        $123,157
------------------------------------------------------------------------------
          OPERATING INCOME
               Stardust                             $  3,472        $  5,803
               Boulder Strip Properties                3,812           2,893
               Downtown Properties                     2,366           2,984
------------------------------------------------------------------------------
                    Total Properties                $  9,650        $ 11,680
------------------------------------------------------------------------------


The above table sets forth for the periods indicated certain Income Statement Data for the Company's properties. As used herein, "Boulder Strip Properties" consist of Sam's Town Las Vegas, the Eldorado and Jokers Wild; "Downtown Properties" consist of the California and the Fremont.

         Consolidated net revenues increased slightly for the three-month period ended September 30, 1996 compared to the same period in the prior fiscal year. Revenues at the Boulder Strip Properties increased 5.4% while revenues at the Downtown Properties increased 2.3% and revenues at the Stardust declined 5.3% for the three month period ended September 30, 1996, versus the comparable period of the prior year. Company-wide casino revenue increased slightly and food and beverage revenue increased 2.5%. Rooms revenue decreased 8.9% as a result of a decline in the average daily room rate at the Stardust and a rooms remodel project at the California Hotel and Casino which removed approximately 17% of its rooms from service for the current year's first fiscal quarter.

         Consolidated operating income for the first quarter of fiscal 1997 was $6.3 million versus $8.1 million for the prior year's first quarter, a decrease of 22%. Consolidated operating income margin declined to 5.1% from 6.5% for the first three months of fiscal 1997 versus the same period in fiscal 1996.

         Net revenues at the Stardust decreased 5.3% for the first quarter of fiscal 1997 versus the first quarter in the prior fiscal year. Casino revenue declined 5.5% as a result of increased wagering volumes offset by lower win percentages. Rooms revenue for the three months ended September 30, 1996 decreased 13% with a 1.3% increase in occupied rooms offset by a 2.6% decrease in the average daily room rate. Operating income margin for the quarter declined to 7.7% from 12.1% in the prior year's first quarter. The decline in operating income and operating income margin is attributable primarily to decreased operating income and operating income margins in the casino and rooms departments along with higher advertising and promotional expenses.

         Net revenues at the Boulder Strip Properties increased 5.4% for the three months ended September 30, 1996 compared to the same period in the prior year primarily as a result of a 8.1% increase in revenues at Sam's Town Las Vegas. Casino revenues at the Boulder Strip Properties increased 6.8% for the three months ended September 30, 1996, while rooms revenue and food and beverage revenue were consistent with the prior year's first fiscal quarter. The operating income margin at the Boulder Strip Properties increased to 8.4% from 6.7% for the three months ended September 30, 1996 versus the comparable period in the prior fiscal year due to improved operating margins at Sam's Town Las Vegas in the casino, rooms and food and beverage departments.

         Net revenues at the Downtown Properties increased 2.3% for the three months ended September 30, 1996 compared to the same period in the prior year. Net revenues at the California decreased 5.8% for the first three months of fiscal 1996 with casino revenue declining 6.0%, rooms revenue declining 6.6% and food and beverage revenue declining 3.9%. All revenues were impacted for the first fiscal quarter due to a rooms remodel project at the California. The California had approximately 17% of its rooms base unavailable in the three month period ended September 30, 1996. At the Fremont, net revenues increased 11.6% for the three months ended September 30, 1996 versus the comparable period in the prior fiscal year, with casino revenue increasing 6.5% and rooms and food and beverage increasing 2.5% and 27.8%, respectively. Operating income margins at the Downtown Properties were 7.1% for the three months ended September 30, 1996 versus 9.2% in the comparable period in the prior fiscal year with operating income margins at both the California and Fremont declining. Operating income margins at the California declined in the casino and rooms departments primarily as a result of the rooms remodel project while operating income margins at the Fremont declined due to declines in the casino and rooms departments which were partially offset by increased margins in the food and beverage departments.

         Interest expense was $7.8 million for the first quarter of fiscal 1997 compared to $9.6 million in the first quarter of the prior year. The Company incurred lower interest expense for the quarter ended September 30, 1996 as a result of lower borrowings and increased capitalized interest compared to the first quarter of the prior fiscal year.

         As a result of these factors net loss decreased $.6 million for the first fiscal quarter of 1997 compared to the first fiscal quarter of the prior year.

FINANCIAL CONDITION AND CAPITAL RESOURCES

         For the three months ended September 30, 1996 the Company's net cash provided by operating activities was $22.8 million versus $11.2 million in last year's first fiscal quarter. This increase was primarily a result of decreases in other assets. As of September 30, 1996 the Company had balances of cash and cash equivalents of approximately $32.4 million and had approximately $244 million of credit available under its bank credit facility.

         The Company's principal uses of funds for the three months ended September 30, 1996 and 1995 were cash used in investing activities, mainly for capital expenditures and for the three months ended September 30, 1996 cash used in financing activities related to the reduction of long-term debt. Capital expenditures for the three months ended September 30, 1996 totaled $13.0 million. Of this amount $10 million was related to the renovation and expansion of Main Street Station. Main Street Station, which is expected to cost approximately $45 million, has approximately $23 million remaining to be spent. This project is expected to be completed in the Company's second fiscal quarter. The Company plans to fund the Main Street Station renovation primarily from cash flow from operations and availability under its bank credit facility.

         The source of funds required to meet the Company's working capital needs (including maintenance capital expenditures) and those required to complete the above mentioned project is expected to be cash on hand, cash flow from operations, availability under its bank credit facility, new borrowings to the extent permitted under existing debt agreements and vendor and other financing. No assurance can be given that required financing strategies can be effected on satisfactory terms.

PART II.  OTHER INFORMATION

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a).  Exhibits.
               27.                 Financial Data Schedule

         (b).  Reports on Form 8-K.
                  None.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CALIFORNIA HOTEL AND CASINO
                                        (Registrant)



Date: November 14, 1996                 By /s/ KEITH SMITH
                                           ---------------------------------
                                           Keith Smith
                                           Vice President and Controller
                                           (Chief Accounting Officer)