Form 10-Q
period 1996-12-31
CALIFORNIA HOTEL & CASINO
filed 1997-02-14
CIK 824412

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
 [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

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

                            Yes  X        No
                                ---          ---

Shares outstanding of each of the Registrant's classes of common stock as of January 31, 1997

          Class                                          Outstanding
          -----                                          -----------
Common stock, $.01 par value                                1,000

CALIFORNIA HOTEL AND CASINO

FORM 10-Q
QUARTER ENDED DECEMBER 31, 1996

INDEX

                                                                        Page No.
                                                                        --------
Part I.    Financial Information

Item 1.    Condensed Financial Statements

           Consolidated Condensed Balance Sheets at December 31, 1996
                and June 30, 1996                                           3

           Consolidated Condensed Statements of Income for the three and
                six months ended December 31, 1996 and 1995                 4

           Consolidated Condensed Statements of Cash Flows for the six
                months ended December 31, 1996 and 1995                     5

           Consolidated Condensed Statements of Changes in Stockholder's
                Equity for the six months ended December 31, 1996           6

           Notes to Consolidated Condensed Financial Statements             7

Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         8


Part II.   Other Information

Item 4.    Submission of Matters to a Vote of Security Holders             12

Item 6.    Exhibits and Reports on Form 8-K                                13

Signatures                                                                 14

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CALIFORNIA HOTEL AND CASINO AND SUBSIDIARIES
(A WHOLLY OWNED SUBSIDIARY OF BOYD GAMING CORPORATION)

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                                                         DECEMBER 31,              JUNE 30,
(IN THOUSANDS, EXCEPT SHARE DATA)                                            1996                    1996
-----------------------------------------------------------------------------------------------------------
ASSETS

Current assets
    Cash and cash equivalents                                              $ 42,406               $ 28,444
    Accounts receivable, net                                                  9,366                  7,414
    Inventories                                                               7,679                  5,822
    Prepaid expenses                                                         12,023                 10,772
    Income taxes receivable                                                   2,248                     --
                                                                           --------               --------
        Total current assets                                                 73,722                 52,452

Property, equipment and leasehold interests, net                            510,185                490,675
Other assets and deferred charges                                            21,745                 24,139
Goodwill, net                                                                10,076                 10,254
                                                                           --------               --------
        Total assets                                                       $615,728               $577,520
                                                                           ========               ========
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
    Current maturities of long-term debt                                   $  1,509               $  1,455
    Accounts payable                                                         44,320                 29,306
    Accrued liabilities
         Payroll and related                                                 20,478                 18,728
         Interest and other                                                   9,571                  8,571
         Income taxes payable                                                    --                  1,047
                                                                           --------               --------
        Total current liabilities                                            75,878                 59,107

Long-term debt, net of current maturities                                   384,800                363,915

Due to related party                                                             --                    500

Deferred income taxes                                                        24,571                 24,148

Commitments

Stockholder's equity
    Preferred stock, $100 par value; 200,000 shares authorized                   --                     --
    Common stock, no par value; 2,500 shares authorized;
         1,000 shares outstanding                                            22,328                 22,328
    Additional paid-in capital                                               32,856                 32,856
    Retained earnings                                                        75,295                 74,666
                                                                           --------               --------
        Total stockholder's equity                                          130,479                129,850
                                                                           --------               --------
        Total liabilities and stockholder's equity                         $615,728               $577,520
                                                                           ========               ========


  The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA HOTEL AND CASINO AND SUBSIDIARIES
(a wholly owned subsidiary of Boyd Gaming Corporation)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     DECEMBER 31,                  DECEMBER 31,
                                               ----------------------         ------------------------
                                                  1996         1995            1996            1995
------------------------------------------------------------------------------------------------------
Revenues
  Casino                                       $ 93,981      $ 95,829         $181,742        $183,174
  Food and beverage                              31,024        28,848           60,182          56,031
  Rooms                                          15,878        15,240           30,923          29,857
  Other                                          10,106        10,542           17,682          17,858
                                               --------      --------         --------        --------
Gross revenues                                  150,989       150,459          290,529         286,920
Less promotional allowances                      16,052        15,044           31,904          28,348
                                               --------      --------         --------        --------
      Net revenues                              134,937       135,415          258,625         258,572
                                               --------      --------         --------        --------
Costs and expenses
  Casino                                         50,196        47,180           98,724          91,356
  Food and beverage                              22,155        21,397           42,755          43,479
  Rooms                                           5,085         5,177           10,547          10,957
  Other                                           6,974         7,358           12,571          12,430
  Selling, general and administrative            17,878        18,087           34,754          34,455
  Maintenance and utilities                       6,186         5,553           13,076          12,563
  Depreciation and amortization                  10,550        11,438           20,962          22,748
  Corporate expense                               1,800         2,608            4,800           5,910
  Preopening expense                              3,481            --            3,481              --
                                               --------      --------         --------        --------
      Total                                     124,305       118,798          241,670         233,898
                                               --------      --------         --------        --------
Operating income                                 10,632        16,617           16,955          24,674
                                               --------      --------         --------        --------
Other income (expense)
  Interest income                                   115            --              115              --
  Interest expense, net of amounts
    capitalized                                  (8,239)       (9,229)         (16,006)        (18,829)
                                               --------      --------         --------        --------
      Total                                      (8,124)       (9,229)         (15,891)        (18,829)
                                               --------      --------         --------        --------
Income before provision for income taxes          2,508         7,388            1,064           5,845

Provision for income taxes                          984         2,844              435           2,753
                                               --------      --------         --------        --------
Net income                                     $  1,524      $  4,544         $    629        $  3,092
                                               ========      ========         ========        ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

CALIFORNIA HOTEL AND CASINO AND SUBSIDIARIES
(a wholly owned subsidiary of Boyd Gaming Corporation)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                            Six Months Ended
                                                               December 31,
                                                           --------------------
                                                             1996        1995
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                $    629     $  3,092
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                           20,962       22,748
    Deferred income taxes                                      428           --
    Other                                                      116          (17)
    Changes in assets and liabilities:
        Increase in accounts receivable, net                (1,952)        (957)
        Increase in inventories                             (1,857)        (655)
        Increase in prepaid expenses                        (1,251)      (1,915)
        (Increase) decrease in other assets                  1,871       (8,195)
        Increase in income taxes receivable                 (2,253)         --
        Increase in other current liabilities               19,575       19,494
        Decrease in income taxes payable                    (1,047)      (2,116)
                                                          --------     --------
Net cash provided by operating activities                   35,221       31,479
                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property, equipment and other assets    (41,698)     (21,238)
                                                          --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings under credit agreements                  21,638       (3,750)
    Payments on long-term debt                              (1,199)     (13,197)
    Contributed capital from parent                             --       19,250
                                                          --------     --------
Net cash provided by financing activities                   20,439        2,303
                                                          --------     --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                   13,962       12,544

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              28,444       21,798
                                                          --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 42,406     $ 34,342
                                                          ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized        $ 15,693     $ 19,307
                                                          ========     ========
Cash paid for income taxes                                $  2,175     $  4,200
                                                          ========     ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
Property additions acquired on contracts and trade
  payables which were accrued, but not yet paid           $  1,326     $  2,114
                                                          ========     ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

CALIFORNIA HOTEL AND CASINO AND SUBSIDIARIES
(a wholly owned subsidiary of Boyd Gaming Corporation)

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE SIX MONTHS ENDED DECEMBER 31, 1996
(Unaudited)

(In thousands, except share data)
------------------------------------------------------------------

                                                    Additional                  Total
                                   Common   Stock    Paid-In      Retained   Stockholder's
                                  Shares    Amount   Capital      Earnings      Equity
                                  ---------------------------------------------------------
Balances, July 1, 1996             1,000   $22,328   $32,856      $74,666      $129,850

  Net income for the six months
    ended December 31, 1996                                           629           629
                                   -----   -------   -------      -------      --------
Balances, December 31, 1996        1,000   $22,328   $32,856      $75,295      $130,479
                                   =====   =======   =======      =======      ========



  The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying Consolidated Condensed Financial Statements include the accounts of California Hotel and Casino and its wholly owned subsidiaries, collectively referred to herein as the "Company". The Company owns and operates seven casino entertainment facilities in Las Vegas. All material intercompany accounts and transactions have been eliminated. The Company is a wholly owned subsidiary of Boyd Gaming Corporation.

Basis of Presentation

In the opinion of the Company, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of its operations for the three and six months ended December 31, 1996 and 1995 and its cash flows for the six months ended December 31, 1996 and 1995. It is suggested that this report be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 1996. The operating results for the three and six months ended December 31, 1996 and cash flows for the six months ended December 31, 1996 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

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

Recently Adopted Accounting Standards

The FASB issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, in March 1995. This statement was adopted by the Company for the fiscal year beginning July 1, 1996 and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 did not have an effect on the financial position or results of operations of the Company as of December 31, 1996.

Note 2.   Long-Term Debt

The Company, through its wholly owned subsidiary California Hotel Finance Corporation, has issued $185 million senior subordinated notes at 11%. The notes are unconditionally guaranteed on a senior subordinated and unsecured basis by the Company. The guarantee is subordinated to all existing and future senior debt (as defined in the Indenture related to the notes) of the Company (approximately $171 million at December 31, 1996) and is effectively subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the subsidiaries of the Company (approximately $41.7 million at December 31, 1996). The Company is not in default and there are no payment blockages with respect to the notes. In connection with Boyd Gaming Corporation's issuance of $200,000,000 Senior Notes on October 4, 1996, the Company is a guarantor to those Senior Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                              Three Months Ended                      Six Months Ended
                                                 December 31,                           December 31,
                                           --------------------------           ----------------------------
                                            1996              1995                1996                1995
                                           --------          --------           --------            --------
NET REVENUES
      Stardust                              $46,024          $ 48,612           $ 91,290            $ 96,406
      Boulder Strip Properties               51,538            50,492             96,758              93,404
      Downtown Properties                    37,375            36,311             70,577              68,762
                                           --------          --------           --------            --------
            TOTAL PROPERTIES               $134,937          $135,415           $258,625            $258,572
                                           --------          --------           --------            --------
OPERATING INCOME
      Stardust                             $  4,870          $  7,114           $  8,342            $ 12,917
      Boulder Strip Properties                7,607             6,673             11,419               9,566
      Downtown Properties                     3,764             5,995              6,130               8,979
      Preopening expense                     (3,481)               --             (3,481)                 --
                                           --------          --------           --------            --------
            TOTAL PROPERTIES               $ 12,760          $ 19,782           $ 22,410            $ 31,462
                                           ========          ========           ========            ========


THE ABOVE TABLE SETS FORTH FOR THE PERIODS INDICATED CERTAIN INCOME STATEMENT DATA FOR THE COMPANY'S PROPERTIES. AS USED HEREIN, "BOULDER STRIP PROPERTIES" CONSIST OF SAM'S TOWN LAS VEGAS, THE ELDORADO AND JOKERS WILD; "DOWNTOWN PROPERTIES" CONSIST OF THE CALIFORNIA, THE FREMONT AND MAIN STREET STATION. OPERATING INCOME FROM PROPERTIES AS SHOWN IN THE TABLE EXCLUDES CORPORATE EXPENSE, INCLUDING RELATED DEPRECIATION AND AMORTIZATION, WHICH ITEMS ARE NOT ALLOCATED TO THE PROPERTIES.

REVENUES

        Consolidated net revenues declined slightly (.4%) for the three-month period ended December 31, 1996 compared to the same period in the prior fiscal year. Revenues at the Stardust declined 5.3% while revenues increased 2.1% at the Boulder Strip Properties and revenues increased 2.9% at the Downtown Properties versus the comparable period of the prior year. The increase in revenues at the Downtown Properties was attributable to revenues from Main Street Station which opened in November 1996. Company-wide casino revenue decreased 1.9% during the second fiscal quarter of 1997. Food and beverage revenue increased 8.2% and rooms revenue increased 2.2% for the three months ended December 31, 1996.

        Consolidated net revenues were unchanged for the six month period ended December 31, 1996 compared to the same period in the prior fiscal year. Revenues at the Stardust declined 5.3% which offset revenue increases of 3.6% for the Boulder Strip Properties and revenue increases of 2.6% at the Downtown Properties versus the comparable period of the prior year. Company-wide casino revenue decreased .8% for the six months ended December 31, 1996 compared to the comparable period in the prior year while food and beverage revenue increased 5.4% and rooms revenue decreased 3.4% compared to the prior year.

OPERATING INCOME

        Consolidated operating income for the second quarter of fiscal 1997 was $10.6 versus $16.6 million for the prior year's second quarter, a decrease of 36%. Consolidated operating income margin declined to 7.9% from 12.3% for the second quarter of fiscal 1997 versus the same period in fiscal 1996.

        Consolidated operating income for the six months ended December 31, 1996 was $17.0 million versus $24.7 million for the comparable period in the prior fiscal year, a decrease of 31%. Consolidated operating income margins declined to 6.6% from 9.5% for the six months ended December 31, 1996 compared to the prior fiscal year.

STARDUST

        Net revenues at the Stardust decreased 5.3% for the second quarter of fiscal 1997 versus the second quarter in the prior fiscal year. Casino revenue declined 6.6% primarily as a result of lower win percentage in the race and sports books partially offset by a 17% increase in wagering volume. Table games and slots produced comparable wagering and win for the three months ended December 31, 1996 versus the comparable period in the prior fiscal year. Rooms revenue for the three months ended December 31, 1996 decreased 5.1% with a 1.2% increase in occupied rooms offset by a .8% decline in average daily room rate. Operating income decreased $2.2 million (32%) for the three months ended December 31, 1996 versus the comparable period in the prior fiscal year. Operating income margin for the second quarter of fiscal 1997 declined to 10.6% from 14.6% in the prior year's second fiscal quarter. The decline in operating income and operating income margin is primarily a result of lower revenues leading to decreased operating income and operating income margins in the casino and rooms departments and increased marketing and promotional expenses.

        For the six months ended December 31, 1996 net revenues at the Stardust decreased 5.3% compared to the comparable period in the prior fiscal year. Casino revenue declined 6.0% as a result of lower win percentages in the casino and race and sports book partially offset by increased wagering volumes. Rooms revenue for the six months ended December 31, 1996 decreased 9.0% with a 1.2% increase in occupied rooms offset by an 1.7% decrease in average daily room rate. Operating income margin for the six months ended December 31, 1996 declined to 9.1% from 13.4% in the prior year's six month period. Operating income declined $4.6 million (35%) for the six months ended December 31, 1996 versus the comparable period in the prior fiscal year. The decline in operating income and operating income margin is primarily a result of lower revenues leading to decreased operating income and operating income margins in the casino and rooms departments and increased marketing and promotional expenses.

BOULDER STRIP PROPERTIES

        Net revenues at the Boulder Strip Properties increased 2.1% for the three months ended December 31, 1996 compared to the same period in the prior fiscal year primarily as a result of a 3.0% increase in revenues at the Sam's Town Las Vegas. Casino revenues at the Boulder Strip Properties increased 2.2% for the three months ended December 31, 1996. Rooms revenue and food and beverage revenue increased 22.5% and 4.1%, respectively, for the three months ended December 31, 1996 compared to the comparable period in the prior fiscal year. The operating income margin at the Boulder Strip Properties increase to 14.8% from 13.2% for the three months ended December 31, 1996 versus the comparable period in the prior fiscal year due primarily to improved operating margins at Sam's Town Las Vegas in the casino, rooms and food and beverage departments.

        For the six months ended December 31, 1996 net revenues at the Boulder Strip Properties increased 3.6% compared to the same period in the prior fiscal year primarily as a result of a 5.3% increase in revenues at Sam's Town Las Vegas. Casino revenues at the Boulder Strip Properties increased 4.4% for the six months ended December 31, 1996 versus the comparable period in the prior fiscal year, while rooms revenue and food and beverage revenue increased 9.5% and 2.1%, respectively. The operating income margin in the Boulder Strip Properties increased to 11.8% from 10.2% for the six months ended December 31, 1996 versus the comparable period in the prior fiscal year due primarily to improved operating margins at Sam's Town Las Vegas in the casino, rooms and food and beverage departments.

DOWNTOWN PROPERTIES

        Net revenues at the Downtown Properties increased 2.9% for the three months ended December 31, 1996 compared to the same period in the prior year as a result of the opening of Main Street Station in November 1996. Net revenues at the California decreased 15.7% for the three months ended December 31, 1996 with casino revenue declining 16.8%, rooms revenue declining 24.1 % and food beverage revenue declining 9.1%. Casino revenue at the California declined as a result of lower wagering volumes and a lower win percentage for the three months ended December 31, 1996 versus the comparable period in the prior fiscal year. Rooms revenue at the California declined as a result of a 8.1% decrease in occupied rooms for the three months ended December 31, 1996 versus the comparable period in the prior fiscal year. At the Fremont, net revenues decreased 2.9% for the three months ended December 31, 1996 versus the comparable period in the prior fiscal year with casino revenue decreasing 7.0% and food and beverage increasing 7.8% while rooms revenue was unchanged. Operating income margins at the Downtown Properties were 10.1% for the three months ended December 31, 1996 versus 16.5% in the comparable period in the prior fiscal year with operating income margins at both the California and Fremont declining. Operating income margins at the California declined in the casino and rooms departments as a result of lower revenues, while operating income margins at the Fremont declined due to decreases in the casino and rooms departments as a result of lower revenues which were partially offset by increased margins in the food and beverage departments. Downtown Properties results for the three months ended December 31, 1996 include Main Street Station which opened in November 1996. Through December 31, 1996, Main Street Station contributed $4.6 million in revenue and produced a small operating loss before preopening expense. Upon commencement of operations a preopening charge of $3.5 million was recorded.

        Net revenues at the Downtown Properties increased 2.6% for the six months ended December 31, 1996 compared to the same period in the prior fiscal year. Net revenues at the California decreased 11.0% for the first six months of fiscal 1997 with casino revenue declining 11.7%, rooms revenue declining 15.6% and food and beverage revenue declining 6.6%. All revenues were impacted due to a rooms remodel project at the California in the first quarter of fiscal 1997. The California had approximately 15% of its rooms base unavailable in the first fiscal quarter of 1997. At the Fremont, net revenues increased 3.9% for the six month period ended December 31, 1996 versus the comparable period in the prior fiscal year, with casino revenue increasing .7% and rooms and food and beverage increasing .4% and 17.1%, respectively. Operating income margins at the Downtown Properties were 8.7% for the six months ended December 31, 1996 versus 13.1 % in the comparable period in the prior fiscal year with operating income margins at both the California and Fremont declining primarily as a result of lower revenues. Operating income margins at the California declined in the casino and rooms departments while operating income margins at the Fremont declined due to decreases in the casino and rooms departments which were partially offset by increased margins in the food and beverage departments. Revenues for the Downtown Properties were enhanced in all departments by the opening of Main Street Station in November 1996 which contributed $4.6 million in revenues and produced a slight operating loss before preopening expense.

        Interest expense, net of amounts capitalized was $8.2 million for the second quarter of fiscal 1997 compared to $9.2 million in the second quarter of the prior year as a result of increased capitalized interest compared to the comparable period in the prior year. Depreciation expense decreased $.9 primarily as a result of lower depreciation on older properties.

        Interest expense, net of amounts capitalized was $16.0 million for the first six months of fiscal 1997 compared to $18.8 million in the prior year's first six months. Depreciation expense decreased $1.8 due to lower depreciation on older properties.

        As a result of these factors, the Company reported net income of $1.5 million in the second fiscal quarter of fiscal 1997 versus net income of $4.5 million in the prior year's second fiscal quarter.

        For the six months ended December 31, 1996 the Company reported net income of $.6 million versus net income of $3.1 in the comparable period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

        For the six months ended December 31, 1996 the Company's net cash provided by operating activities was $35.2 million versus $31.4 million in last year's first six months ended December 31, 1996. As of December 31, 1996 the Company had balances of cash and cash equivalents of approximately $42 million and had approximately $114 million of credit available under its bank credit facility.

        The Company's principal uses of funds for the six months ended December 31, 1996 and 1995 were cash used in investing activities, mainly for capital expenditures and for the six months ended December 31, 1996 cash used in financing activities related to the reduction of long-term debt. Capital expenditures for the six months ended December 31, 1996 totaled $41.7 million. Of this amount approximately $33 million was related to the renovation and expansion of Main Street Station which was completed and opened in November 1996.

        The Bank Credit Facility contains certain financial and other covenants, including, without limitation, various financial covenants (i) requiring the maintenance of a minimum Tangible Net Worth, (ii) requiring the maintenance of a minimum Fixed Charge Coverage Ratio, (iii) establishing a maximum permitted Funded Debt to EBITDA, (iv) imposing limitations on the incurrence of additional indebtedness and the creation of liens, (v) imposing limits on the maximum permitted Maintenance Capital Expenditures, restrictions on Investments, the purchase or redemption of subordinated debt prior to its stated maturity, dividends and other distributions and the redemption or purchase of capital stock of the Company. As of December 31, 1996, the Company is in compliance with all of its covenants under its bank credit facility; however, to provide for continued compliance with its financial covenants in future periods and to provide the Company with greater flexibility, the Company is currently in discussions with its banks to amend a number of those covenants.

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

PRIVATE SECURITIES LITIGATION REFORM ACT

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking, such as statements relating to plans for future expansion and other business development activities as well as other capital spending, financing sources, and the effects of regulation ( including gaming and tax regulation) and competition. Such forward looking statements involve important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, actual results may differ materially form those expressed in any forward looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those related to construction and development activities, economic conditions, changes in tax laws, changes in laws or regulations affecting gaming licenses, changes in competition, and factors affecting leverage and debt service including sensitivity to fluctuation in interest rates, and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's Form 10-K for the year ended June 30, 1996. Any forward looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

PART II.  OTHER INFORMATION

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        By written consent dated November 22, 1996, the Company's sole shareholder elected the persons listed below as directors. There were no votes withheld or broker non-votes.

NAMES                            VOTE FOR
-----                            ---------
William S. Boyd                  1,000
Charles L. Ruthe                 1,000
Robert L. Boughner               1,000

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



                                 CALIFORNIA HOTEL AND CASINO
                                 (Registrant)



Date: February 14, 1997          By   /s/ Keith Smith
                                    -------------------------------------
                                          Keith Smith
                                    Senior Vice President and
                                    Controller (Chief Accounting Officer)