Form 10-Q
period 1997-03-31
CALIFORNIA HOTEL & CASINO
filed 1997-05-15
CIK 824412

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

   [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                              --------    ---------

                         Commission file number 33-51672

                           CALIFORNIA HOTEL AND CASINO
             (Exact name of registrant as specified in its charter)

            NEVADA                                         88-0121743
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

Yes   X    No
    ----      ----

Shares outstanding of each of the Registrant's classes of common stock as of April 30, 1997

        Class                                                     Outstanding
        -----                                                     -----------
Common stock, $.01 par value                                         1,000

CALIFORNIA HOTEL AND CASINO
(A WHOLLY-OWNED SUBSIDIARY OF BOYD GAMING CORPORATION)

FORM 10-Q
QUARTER ENDED MARCH 31, 1997

INDEX

                                                                                   Page No.
                                                                                   --------
Part I.        Financial Information

  Item 1.      Unaudited Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets at March 31, 1997
                      and June 30, 1996                                                3

               Condensed Consolidated Statements of Income for the three and
                      nine months ended March 31, 1997 and 1996                        4

               Condensed Consolidated Statements of Cash Flows for the nine
                      months ended March 31, 1997 and 1996                             5

               Condensed Consolidated Statements of Changes in Stockholder's
                      Equity for the nine months ended March 31, 1997                  6

               Notes to Condensed Consolidated Financial Statements                    7

  Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                              9

Part II.       Other Information

  Item 6.      Exhibits and Reports on Form 8-K                                       14

Signature Page                                                                        15

PART I.       FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS

CALIFORNIA HOTEL AND CASINO AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF BOYD GAMING CORPORATION)

CONDENSED CONSOLIDATED BALANCE SHEETS


(Unaudited)                                                                MARCH 31,      JUNE 30,
(IN THOUSANDS, EXCEPT SHARE DATA)                                            1997           1996
--------------------------------------------------------------------------------------------------
  ASSETS

  Current assets
      Cash and cash equivalents                                            $ 36,007       $ 28,444
      Accounts receivable, net                                                8,792          7,414
      Inventories                                                             6,984          5,822
      Prepaid expenses                                                       11,814         10,772
      Income taxes receivable                                                 1,050             --
                                                                           --------       --------
          Total current assets                                               64,647         52,452

  Property, equipment and leasehold interests, net                          507,169        490,675
  Other assets and deferred charges                                          24,407         24,139
  Goodwill, net                                                               9,987         10,254
                                                                           --------       --------
          Total assets                                                     $606,210       $577,520
                                                                           ========       ========
  LIABILITIES AND STOCKHOLDER'S EQUITY

  Current liabilities
      Current maturities of long-term debt                                 $  1,514       $  1,455
      Accounts payable                                                       36,836         29,306
      Accrued liabilities
           Payroll and related                                               17,392         18,728
           Interest and other                                                14,569          8,571
      Income taxes payable                                                       --          1,047
                                                                           --------       --------
          Total current liabilities                                          70,311         59,107

  Long-term debt, net of current maturities                                 379,837        363,915

  Due to related party                                                           --            500

  Deferred income taxes                                                      24,211         24,148

  Commitments

  Stockholder's equity
      Preferred stock, $100 par value; 200,000 shares authorized                 --             --
      Common stock, no par value; 2,500 shares authorized;
           1,000 shares outstanding                                          22,328         22,328
      Additional paid-in capital                                             32,856         32,856
      Retained earnings                                                      76,667         74,666
                                                                           --------       --------
        Total stockholder's equity                                          131,851        129,850
                                                                           --------       --------
        Total liabilities and stockholder's equity                         $606,210       $577,520
                                                                           ========       ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA HOTEL AND CASINO AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF BOYD GAMING CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)                                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                            MARCH 31,                            MARCH 31,
                                                                ------------------------------       ----------------------------
                                                                   1997              1996               1997            1996
----------------------------------------------------------------------------------------------       ----------------------------

Revenues
    Casino                                                      $    93,771       $    95,510        $   275,513     $   278,684
    Food and beverage                                                32,530            30,656             92,712          86,687
    Rooms                                                            15,951            15,881             46,874          45,738
    Other                                                             8,533             8,414             26,214          26,272
                                                                ------------      ------------       ------------    ------------
Gross revenues                                                      150,785           150,461            441,313         437,381
Less promotional allowances                                          16,664            15,877             48,568          44,225
                                                                ------------      ------------       ------------    ------------
        Net revenues                                                134,121           134,584            392,745         393,156
                                                                ------------      ------------       ------------    ------------

Costs and expenses
    Casino                                                           49,924            49,031            148,648         140,387
    Food and beverage                                                22,657            20,588             65,412          64,067
    Rooms                                                             5,347             4,991             15,894          15,948
    Other                                                             6,410             5,811             18,981          18,241
    Selling, general and administrative                              18,589            17,047             53,342          51,502
    Maintenance and utilities                                         6,235             5,255             19,311          17,818
    Depreciation and amortization                                    11,247            10,954             32,209          33,702
    Corporate expense                                                 2,600             2,650              7,400           8,560
    Preopening expense                                                  ---               ---              3,481             ---
                                                                ------------      ------------       ------------    ------------
        Total                                                       123,009           116,327            364,678         350,225
                                                                ------------      ------------       ------------    ------------

Operating income                                                     11,112            18,257             28,067          42,931
                                                                ------------      ------------       ------------    ------------

Other income (expense)
    Interest income                                                     ---               ---                115             ---
    Interest expense, net of amounts capitalized                     (8,869)           (7,477)           (24,875)        (26,306)
                                                                ------------      ------------       ------------    ------------
        Total                                                        (8,869)           (7,477)           (24,760)        (26,306)
                                                                ------------      ------------       ------------    ------------

Income before provision for income taxes                              2,243            10,780              3,307          16,625

Provision for income taxes                                              871             4,880              1,306           7,633
                                                                ------------      ------------       ------------    ------------

Net income                                                      $     1,372       $     5,900        $     2,001     $     8,992
                                                                ============      ============       ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA HOTEL AND CASINO AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF BOYD GAMING CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                   MARCH 31,
                                                                          --------------------------
(IN THOUSANDS)                                                               1997             1996
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                $  2,001          $  8,992

Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                           32,209            33,702
    Deferred income taxes                                                       63             1,465
    Other                                                                                        (82)
    Changes in assets and liabilities:
        Increase in accounts receivable, net                                (1,378)             (721)
        Increase in inventories                                             (1,162)              (52)
        Increase in prepaid expenses                                        (1,042)           (1,584)
        (Increase) decrease in other assets                                   (268)            2,971
        Increase in income taxes receivable                                 (1,050)                --
        Increase in other current liabilities                               12,192            10,732
        Decrease in income taxes payable                                    (1,047)           (3,032)
                                                                          --------          --------
Net cash provided by operating activities                                   40,518            52,391
                                                                          --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property, equipment and other assets                    (48,436)          (31,715)
                                                                          --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings under credit agreements                                  16,638            (3,500)
    Payments on long-term debt                                              (1,157)          (19,843)
    Contributed capital from parent                                             --            23,250
    Dividends paid                                                              --           (12,000)
                                                                          --------          --------
Net cash provided by (used in) financing activities                         15,481           (12,093)
                                                                          --------          --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                    7,563             8,583

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              28,444            21,798
                                                                          --------          --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 36,007          $ 30,381
                                                                          ========          ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized                        $ 23,322          $ 25,092
                                                                          ========          ========
Cash paid for income taxes                                                $  2,175          $  7,300
                                                                          ========          ========










The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA HOTEL AND CASINO AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF BOYD GAMING CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY FOR THE NINE MONTHS ENDED MARCH 31, 1997
(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------



                                               COMMON STOCK       ADDITIONAL                 TOTAL
                                            -----------------      PAID-IN     RETAINED   STOCKHOLDER'S
                                            SHARES     AMOUNT      CAPITAL     EARNINGS      EQUITY
                                          ----------------------------------------------------------
Balances, July 1, 1996                       1,000    $ 22,328     $ 32,856     $ 74,666    $129,850

Net income for the nine months                                                     2,001       2,001
          ended March 31, 1997            --------    --------     --------     --------    --------

Balances, March 31, 1997                     1,000    $ 22,328     $ 32,856     $ 76,667    $131,851
                                          ========    ========     ========     ========    ========










The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA HOTEL AND CASINO
(A WHOLLY-OWNED SUBSIDIARY OF BOYD GAMING CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of California Hotel and Casino and its wholly-owned subsidiaries, collectively referred to herein as the "Company". The Company owns and operates seven casino entertainment facilities in Las Vegas, Nevada. All material intercompany accounts and transactions have been eliminated. The Company is a wholly-owned subsidiary of Boyd Gaming Corporation.

Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of its operations for the three and nine month periods ended March 31, 1997 and 1996 and its cash flows for the nine month periods ended March 31, 1997 and 1996. It is suggested that this report be read in conjunction with the Company's audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 1996. The operating results for the three and nine month periods ended March 31, 1997 and cash flows for the nine month period ended March 31, 1997 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

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

Recently Adopted Accounting Standards

On July 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires that long-lived assets be reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 had no effect on the Company's consolidated financial statements.

Note 2.   Long-Term Debt

The Company's bank credit facility was amended on March 28, 1997. This amendment included, among other things, modifications to its financial covenants as well as the pricing structure of the debt, which is based upon a specific financial ratio. As such, this amended pricing structure results in slightly higher interest costs to the Company, the duration of which depends upon the Company's future operating results and financial condition.

Management believes the Company is in compliance with the modified covenants, as well as other debt covenants, at March 31, 1997.

The Company, through its wholly-owned subsidiary, California Hotel Finance Corporation, has issued $185 million Senior Subordinated Notes at 11%, due December 2002. The Notes are unconditionally guaranteed on a senior subordinated and unsecured basis by the Company. The guarantee is subordinated to all existing and future senior debt (as defined in the Indenture related to the Notes) of the Company (approximately $196.3 million at March 31, 1997) and is effectively subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the subsidiaries of the Company (approximately $38.3 million at March 31, 1997). The Company is not in default and there are no payment blockages with respect to the Notes. In addition, the Company is a guarantor on $200 million in Senior Notes issued on October 4, 1996 by the Company's parent, Boyd Gaming Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                         MARCH 31,                  MARCH 31,
                                   ---------------------     ---------------------
                                     1997        1996          1997         1996
                                   --------     --------     --------     --------
                                        (IN THOUSANDS)          (IN THOUSANDS)
NET REVENUES
      Stardust                     $ 45,959     $ 49,930     $137,249     $146,336
      Boulder Strip Properties       48,892       49,629      145,649      143,033
      Downtown Properties            39,270       35,025      109,847      103,787
                                   --------     --------     --------     --------
            TOTAL PROPERTIES       $134,121     $134,584     $392,745     $393,156
                                   ========     ========     ========     ========
OPERATING INCOME
      Stardust                        5,495        9,247       13,837       22,164
      Boulder Strip Properties        8,126        7,816       19,544       17,382
      Downtown Properties               419        4,280        6,549(a)    13,259
                                   --------     --------     --------     --------
            TOTAL PROPERTIES       $ 14,040     $ 21,343     $ 39,930     $ 52,805
                                   ========     ========     ========     ========

--------------------
(a)   Before preopening expense.

The above table sets forth, for the periods indicated, certain operating data for the Company's properties. As used herein, "Boulder Strip Properties" consist of Sam's Town Las Vegas, the Eldorado and Jokers Wild; "Downtown Properties" consist of the California, the Fremont and Main Street Station (opened November
1996). Net revenues displayed in this table and discussed in this section are net of promotional allowances; as such, references to rooms revenue and food and beverage revenue do not agree to the amounts on the Statements of Income. Operating income from properties for the purposes of this table exclude corporate expense, including related depreciation and amortization, and preopening expense.

Revenues

Consolidated net revenues declined slightly, .3%, during the quarter ended March 31, 1997 compared to the same quarter in the prior fiscal year. Net revenues at the Stardust and Boulder Strip Properties declined 8.0% and 1.5%, respectively, while revenues increased 12.1% at the Downtown Properties during the comparable quarter in the prior year. The increase in net revenues at the Downtown Properties was attributable to the first full quarter of operations for Main Street Station, Brewery and Hotel ("Main Street Station") which opened in November 1996, partially offset by declines in net revenues at the California and Fremont of 19.8% and 12.6%, respectively. Company-wide casino revenue decreased 1.8% during the quarter ended March 1997 compared to March 1996, whereas food and beverage revenue and rooms revenue increased 5.3% and .9%, respectively.

Consolidated net revenues were relatively flat during the nine month period ended March 31, 1997 compared to the same period in the prior fiscal year. Net revenues at the Stardust declined 6.2%, which offset net revenue increases of 5.8% for the Downtown Properties and 1.8% at the Boulder Strip Properties versus the comparable period of the prior year. Company-wide casino revenue and rooms revenue declined 1.1% and 2.0%, respectively, while food and beverage revenue increased 5.4% during the nine-month period ended March 1997 compared to March 1996.

OPERATING INCOME

Consolidated operating income for the quarter ended March 31, 1997 was $11.1 million compared to $18.3 million from the same quarter in the prior fiscal year. Consolidated operating income margin declined to 8.3% from 13.6% during the same time periods. These declines are attributable to reductions in operating income at the Stardust and Downtown Properties of $3.8 million and $3.9 million, respectively, offset by a slight increase in operating income at the Boulder Strip Properties. Main Street Station, which is included in the Downtown Properties, posted an operating loss of $1.1 million in its first full quarter of operation.

Consolidated operating income before preopening expense for the nine month period ended March 31, 1997 was $31.5 million compared to $42.9 million for the comparable period in the prior fiscal year. Consolidated operating income margins declined to 8.0% from 10.9% during the same time periods. These declines are due to reductions in operating income at the Stardust and Downtown Properties of $8.3 million and $6.7 million, respectively, offset by a $2.2 million increase in operating income at the Boulder Strip Properties.

STARDUST

Net revenues at the Stardust declined by 8.0% during the quarter ended March 31, 1997 versus the comparable quarter in the prior fiscal year. Casino revenues declined by 8.8% primarily due to a decline in slot wagering combined with flat table game wagering offset by lower net winnings. Revenues from rooms, food and beverage also declined by approximately 7.6% during the period. Operating income for the three months ended March 31, 1997 declined 40.6% to $5.5 million, and operating income margin declined from 18.5% to 12.0% during the comparable quarters ended March 31, 1996 and 1997, respectively. These declines in operating income and operating income margin are a primary result of the declines in revenues.

For the nine months ended March 31, 1997, net revenues at the Stardust declined by 6.2% versus the comparable period in the prior fiscal year. The majority of the decline is attributable to a 7.0% reduction in casino revenues, as a result of a lower win percentage in the sports book and a decline in slot wagering. Revenues from rooms, food and beverage also declined by approximately 6.7% during the period. Operating income declined by 37.6% to $13.8 million, and operating income margin declined from 15.1% to 10.1% during the comparable nine-month periods ended March 31, 1996 and 1997, respectively. These declines in operating income and operating income margin are primarily the result of the decline in revenues.

BOULDER STRIP PROPERTIES

Net revenues at the Boulder Strip Properties declined by 1.5% during the quarter ended March 31, 1997 versus the comparable quarter in the prior fiscal year. Casino revenue declined by 1.6% primarily as a result of lower win percentages from table games and race and sports book. Rooms revenue increased 6.3% and food and beverage revenues decreased 1.3% for the quarter ended March 31, 1997 versus the comparable quarter in the prior fiscal year. Operating income margin increased to 16.6% during the quarter ended March 31, 1997, primarily as a result of improved operating margins in the rooms and food and beverage departments at Sam's Town Las Vegas.

Net revenues at the Boulder Strip Properties increased 1.8% during the nine-month period ended March 31, 1997 compared to the same period in the prior fiscal year. The increase is primarily attributable to a 2.3% increase in casino revenue as a result of increased wagering volume in table games and slots at Sam's Town

Las Vegas. Rooms revenues and food and beverage revenue increased 8.4% and .9%, respectively, for the nine-month period ended March 31, 1997 compared to the same period in the prior fiscal year. Operating income margin increased from 12.2% to 13.4% during the comparable nine-month periods ended March 31, 1996 and 1997, respectively, due to the increase in net revenues as well as improved operating margins in the rooms and food and beverage departments at Sam's Town Las Vegas.

DOWNTOWN PROPERTIES

Net revenues at the Downtown Properties increased 12.1% during the quarter ended March 31, 1997 compared to the same quarter in the prior fiscal year. The increase is attributable to the first full quarter of operations for Main Street Station (opened November 1996) offset by declines in net revenues of 19.8% and 12.6%, respectively, at the California and Fremont. These two properties have been adversely affected by the opening of Main Street Station, which has attracted patrons from their customer bases. Operating income margin for the Downtown Properties decreased from 12.2% to 1.1% during the quarters ended March 31, 1996 and 1997, respectively. The decline in margin is attributable to the decline in net revenues at the California and Fremont, in addition to the $1.1 million operating loss generated by Main Street Station. In response to the recent operating results of the Downtown Properties, management has implemented various programs to improve performance. These programs include both the consolidation of certain functions and improved management structure, including the appointment of a senior manager to oversee all Downtown operations; increased use of direct marketing programs in the Hawaiian market; increased utilization of Vacations Hawaii charter operation to improve occupancies; aggressive pursuit of Fremont Street Experience customers through enhanced marketing programs; and consolidation of both front and back of the house operations to improve efficiency and decrease overall operating costs.

Net revenues at the Downtown Properties increased 5.8% during the nine-month period ended March 31, 1997 compared to the same period in the prior fiscal year. The increase is attributable to the November 1996 opening of Main Street Station offset by declines in net revenues of 13.8% and 1.9%, respectively, at the California and Fremont. These two properties have been adversely affected by the opening of Main Street Station, which has attracted patrons from their customer bases. In addition, each component of the California's net revenues were adversely impacted by a rooms remodel project which reduced its room availability by approximately 15% during the first fiscal quarter of 1997. Aggregate operating income margin before preopening expense decreased from 12.8% to 6.0% during the nine-month periods ended March 31, 1997 and 1996, respectively. The decline is a result of the reduction in net revenues at the California and Fremont, as well as a $1.5 million operating loss before preopening expense generated by Main Street Station since its opening in November 1996.

Depreciation and amortization expense increased by $.3 million and decreased $1.5 million, respectively, during the quarter and nine-month periods ended March 31, 1997 compared to the same periods in the prior fiscal year. The decline during the nine month period is a result of lower depreciation on older properties, whereas the increase during the quarter is attributable to the depreciation related to Main Street Station, which opened in November 1996.

The Company also recorded a preopening charge of $3.5 million upon the opening of Main Street Station in November 1996.

OTHER INCOME (EXPENSE)

Other income and expense is primarily comprised of interest expense, net of amounts capitalized, which increased by $1.4 million during the quarter ended March 31, 1997, and declined by $1.4 million during the nine month period ended March 1997. The increase during the quarter is attributable to higher levels of average debt outstanding; whereas the decrease during the period is due to lower levels of average debt outstanding coupled with a capitalization of interest costs during the development of Main Street Station.

PROVISION FOR INCOME TAXES

The Company's tax rate was 38.9% and 39.5%, respectively, for the three and nine month periods ended March 31, 1997, compared to 45.3% and 45.9%, respectively, for the same periods from the prior fiscal year. The fluctuation in the tax rates during fiscal 1997 versus fiscal 1996 is primarily attributable to a reduction in the level of certain non-deductible Company provided benefits during the current fiscal periods.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 1997, the Company's principal source of funds was net cash provided by operating activities and financing activities. Net cash provided by operating activities was $40.5 million versus $52.4 million during the comparable period in the prior fiscal year. This decline is primarily attributable to the reduction in net income and the change in operating assets and liabilities for the opening of Main Street Station. Net cash provided by financing activities for the nine months ended March 31, 1997 was $15.5 million which is primarily attributed to borrowings under the Company's $500 million bank revolving credit facility (the "Bank Credit Facility") to fund the opening of Main Street Station. As of March 31, 1997, the Company had balances of cash and cash equivalents of approximately $36.0 million, a working capital deficit of $2.2 million, and approximately $136 million available under its Bank Credit Facility. The Company has historically operated with negative working capital in order to minimize borrowings (and related interest costs) under its long-term Bank Credit Facility. The working capital deficits are funded through cash generated from operations as well as fluctuating borrowings under the Bank Credit Facility.

The Company's principal use of cash during the nine months ended March 31, 1997 was for investing activities of $48.4 million. This amount consists of capital expenditures, $32 million of which related to the renovation and expansion of Main Street Station which opened in November 1996.

The Company, as part of its ongoing strategic planning process, has recently completed a review of its current growth opportunities. Based on this review, the Company expects to be focusing its growth efforts on the Stardust Resort & Casino. The Company is considering implementing the next phase of its master plan for the Stardust, which calls for, among other things, as many as two additional hotel towers. In addition, the Company has determined that the 61-acre Stardust site is capable of accommodating the development of an entirely new casino entertainment facility adjacent to the existing Stardust and is continuing to explore the feasibility of such a project. During the first quarter of fiscal 1997, the Company purchased a casino hotel site in Reno, Nevada with plans to develop Sam's Town Reno on the site. The Company has determined that further development of the Stardust site should take priority over the Sam's Town Reno project at this time.

There can be no assurance that the above mentioned project will go forward and ultimately become operational. The sources of funds required to meet the Company's working capital needs (including maintenance capital expenditures) and those required to complete the above mentioned projects are expected to be cash on hand, cash flow from operations, availability under its Bank Credit Facility, new borrowings to the extent permitted under existing debt agreements, and vendor and other financing. No assurance can be given that required financing strategies can be effected on satisfactory terms.

The Bank Credit Facility was amended as of March 28, 1997 to provide the Company with greater flexibility. This amendment included, among other things, modifications to its financial covenants as well as the pricing structure of the debt, which is based upon a specified financial ratio. As such, this amended pricing structure results in slightly higher interest costs to the Company, the duration of which depends upon the Company's future operating results and financial condition. Management believes the Company is in compliance with the modified covenants, as well as other debt covenants, at March 31, 1997.

The Company, through its wholly-owned subsidiary, California Hotel Finance Company, has $185 million principal amount of 11% Senior Subordinated Notes due December 2002. The Notes are unconditionally guaranteed on a senior subordinated and unsecured basis by the Company. The guarantee is subordinated to all existing and future senior debt (as defined in the Indenture related to the Notes) of the Company (approximately $196.3 million at March 31, 1997) and is effectively subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the subsidiaries of the Company (approximately $38.3 million at March 31, 1997). The Company is not in default and there are no payment blockages with respect to the Notes. In addition, the Company is a guarantor on $200 million in Senior Notes issued on October 4, 1996 by the Company's parent, Boyd Gaming Corporation.

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking, such as statements relating to plans for future expansion and other business development activities as well as other capital spending, financing sources, and the effects of regulation (including gaming and tax regulation) and competition. Such forward looking statements involve important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, actual results may differ materially from those expressed in any forward looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those related to construction and development activities, economic conditions, changes in tax laws, changes in laws or regulations affecting gaming licenses, changes in competition, and factors affecting leverage and debt service including sensitivity to fluctuation in interest rates, and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's Form 10-K for the year ended June 30, 1996. Any forward looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

PART II.  OTHER INFORMATION

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits.

               10.59 First Amendment to Credit Agreement, dated as of March 28, 1997, among Boyd Gaming Corporation and California Hotel and Casino, and Wells Fargo Bank, N.A., as Swing line Lender, Canadian Imperial Bank of Commerce, ("CIBC") as letter of credit issuer, Bank of America National Trust and Saving Association and Wells Fargo Bank, N.A., as co- managing agents, Bankers Trust Company, Credit Lyonnais Los Angeles Branch and Societe Generale as co-agents, and CIBC as administrative agent and collateral agent.

               27.     Financial Data Schedule

          (b)  Reports on Form 8-K:

                       None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           CALIFORNIA HOTEL AND CASINO
                           (Registrant)



Date: May 15, 1997         By /s/ Keith Smith
                             -------------------------------------------
                                  Keith Smith
                                  Senior Vice President and
                                  Controller (Chief Accounting Officer)