Form 10-K
period 1997-06-30
CALIFORNIA HOTEL & CASINO
filed 1997-09-29
CIK 824412

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         (MARK ONE)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1997

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
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

         As of September 26, 1997, none of the voting stock was held by non-affiliates of the Registrant.

         As of September 26, 1997, the registrant had outstanding 1,000 shares of Common Stock.

                          CALIFORNIA HOTEL AND CASINO
             (A WHOLLY-OWNED SUBSIDIARY OF BOYD GAMING CORPORATION)

                        1997 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS


                                   PART I

                                                                                       Page No.
                                                                                       --------
Item 1.    Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
Item 2.    Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13
Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13
Item 4.    Submission of Matters to a Vote of Security-Holders  . . . . . . . . . . . .   13

                                           PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters  . . .   14
Item 6.    Selected Consolidated Financial Data . . . . . . . . . . . . . . . . . . . .   14
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .   15
Item 7A.   Quantitative and Qualitative Disclosure about Market Risk  . . . . . . . . .   22
Item 8.    Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . .   22
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22

                                           PART III

Item 10.   Directors and Executive Officers of the Registrant . . . . . . . . . . . . .   22
Item 11.   Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . .   24
Item 12.   Security Ownership of Certain Beneficial Owners and Management . . . . . . .   26
Item 13.   Certain Relationships and Related Transactions . . . . . . . . . . . . . . .   26

                                           PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K  . . . . .    26


                                     PART I

ITEM 1.  BUSINESS

GENERAL

         California Hotel and Casino (the "Company") is a gaming company with operations in the State of Nevada and is the only casino operator with properties in each of the three principal Las Vegas gaming markets: the Las Vegas Strip; the Boulder Strip in eastern Las Vegas; and downtown Las Vegas. The Company owns and operates seven properties in Las Vegas: the Stardust Resort and Casino (the "Stardust") located on the Las Vegas Strip; Sam's Town Hotel and the Gambling Hall ("Sam's Town Las Vegas"), the Eldorado Casino (the "Eldorado") and Jokers Wild Casino ("Jokers Wild") located on or near the Boulder Strip; and the California Hotel and Casino (the "California"), the Fremont Hotel and Casino (the "Fremont") and Main Street Station Hotel, Casino and Brewery ("Main Street Station") located in downtown Las Vegas. In total, the Company currently owns and operates an aggregate of 340,000 square feet of casino space containing 9,147 slot machines and 240 table games. As such, the Company derives the majority of its gross revenues from its casino operations, which produced over 60% of gross revenues during the last three fiscal years. Food and beverage revenue and rooms revenue, which produced approximately 20% and 10%, respectively, of gross revenues during the last three fiscal years, represent the Company's other revenue sources which produced more than 10% of gross revenues during this time frame. See "Properties" and " Business -- Properties."

         The Company is a wholly-owned subsidiary of Boyd Gaming Corporation ("Boyd Gaming"), a multi-jurisdictional gaming company which owns or operates twelve casino entertainment facilities. The Company directly owns and operates Sam's Town Las Vegas and the California and owns and operates the Stardust, the Fremont, the Eldorado, Jokers Wild and Main Street Station through wholly-owned subsidiaries. Unless the context otherwise requires, the "Company" refers to California Hotel and Casino and its subsidiaries. The Company was incorporated in Nevada in 1973. The executive offices of the Company are located at 2950 South Industrial Road, Las Vegas, Nevada 89109, and its telephone number is
(702) 792-7200.

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

         Comprehensive Marketing and Promotion

         The Company actively promotes its casino entertainment offerings, its hotels, destination restaurants and live entertainment using a variety of promotional advertising media including outdoor advertising and print and broadcast media. The Company develops and maintains an extensive customer database. The database is expanded daily, adding new casino customers by obtaining their mailing addresses and other marketing information. To encourage repeat visitation, the Company employs a direct mail program targeting its database customers with a variety of product offerings, including incentives to visit the Company's facilities frequently. During fiscal 1997, the Company distributed over 9 million pieces of mail to its database customers. The Company also provides complimentary rooms, food and other services to valued customers, but maintains limits on such items consistent with its focus on middle-income patrons.

PROPERTIES

         The Company currently owns and operates seven properties in Las Vegas,
Nevada: the Stardust; Sam's Town Las Vegas; the Eldorado; Jokers Wild; the California; the Fremont; and Main Street Station.

         The Stardust

         The Stardust, situated on 52 acres of land owned and nine acres of land leased by the Company on the Las Vegas Strip, is a casino hotel complex with approximately 87,000 square feet of casino space, a conference center containing approximately 35,000 square feet of meeting space and a 900-seat showroom. The casino offers nearly 2,000 slot machines and 79 table games, including tables featuring "21," craps, roulette, baccarat, mini-baccarat, pai gow, Caribbean stud and poker, as well as keno. The Stardust features "Enter the Night," a production show that includes computerized lighting, lasers and digital surround sound. The Stardust also has one of the largest and best known race and sports books in the United States and is the home of the Stardust line, a racing and sports line service that is quoted throughout the United States and abroad. The Stardust features more than 2,300 guest rooms, 1,500 in its 32-story hotel tower. The Stardust complex, which is distinguished by dramatic building lighting, has seven restaurants, a shopping arcade, two swimming pools and parking spaces for approximately 2,900 cars.

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

         The Company is analyzing various alternatives to utilize the 61-acre Stardust site, including additional hotel rooms and amenities to more effectively compete with the new generation of Las Vegas properties.

         Boulder Strip Properties

         Sam's Town Las Vegas is situated on 56 acres of land owned and 7 acres of land leased by the Company on the Boulder Strip, approximately six miles east of the Las Vegas Strip. Sam's Town features an approximately 118,000-square foot casino, a 56-lane bowling center and the 25,000-square foot Western Emporium retail store. The gaming facilities now include 2,840 gaming machines and 54 table games, including tables featuring blackjack, craps, roulette, pai gow, poker and Caribbean stud, as well as keno, a race and sports book, and bingo. The property has 650 guest rooms, 16 restaurants, 500 spaces for recreational vehicles and approximately 3,200 parking spaces, including two parking garages which together can accommodate up to 2,000 cars. The resort features a 25,000-square foot atrium which contains extensive foliage and trees, streams, bridges, and a large waterfall with a laser light show. Adjacent to the atrium there are several restaurants and a large sports bar. Other features of the property include an outdoor recreation area, as well as banquet and meeting facilities.

         Sam's Town Las Vegas has a western theme and features an informal, friendly atmosphere that appeals to both local residents and visitors. Gaming and bowling tournaments, paycheck sweepstakes, costume contests and holiday parties create a social center that attracts many Las Vegas residents. The property is a major sponsor of the Ladies Professional Bowling Tour and hosts many bowling events which are televised throughout the United States and attract participants from around the world. Additionally, the Company attracts local market patrons, many of whom are repeat customers, by offering excellent price/value relationships in its food and beverage operations, and by slot marketing programs that include generous slot payouts. The popularity of Sam's Town Las Vegas among local residents allows it to benefit from the rapid development of the Las Vegas metropolitan area, which has been one of the fastest growing communities in the United States over the last decade. However, competition from the recently opened Sunset Station property may have a negative impact on the future performance of Sam's Town Las Vegas. In that regard, the Company has developed a master plan for Sam's Town Las Vegas calling for, among other things, a second hotel tower. Although the Company has not yet made any decision regarding a future Sam's Town Las Vegas expansion, it is currently exploring the feasibility of such a project.

         The Eldorado is situated on four acres of land owned by the Company in downtown Henderson, Nevada, which is southeast of Las Vegas. The casino has over 16,000 square feet of gaming space featuring approximately 600 slot machines and 11 table games, including tables featuring "21," craps, roulette and pai gow, as well as keno, bingo and a sports book. The facility also offers three restaurants and a parking garage for up to 500 cars. The principal customers at the Eldorado are Henderson residents.

         Jokers Wild is situated on 13 acres of land owned by the Company on the Boulder Strip. The property offers over 22,500 square feet of casino space with over 640 slot machines and 11 table games, including tables featuring "21," craps, roulette, pai gow, Caribbean stud and poker, as well as keno and a sports book. The facility also offers a buffet restaurant, a coffee shop, an entertainment lounge, a video arcade and approximately 800 parking spaces. Jokers Wild serves both local residents and visitors to the Las Vegas area traveling on the Boulder Highway.

         Downtown Properties

         The California is situated on 13.9 acres of land owned and 1.6 acres of land leased by the Company in downtown Las Vegas. The California was the Company's first property and has over 36,000 square feet of gaming space, 781 guest rooms, five restaurants, approximately 5,000 square feet of meeting space, more than 800 parking spaces, including a parking garage for up to 425 cars, and an approximately 95-space recreational vehicle park, the only such facility in the downtown area. The casino offers approximately 1,150 slot machines and 36 table games, including tables featuring "21," craps, roulette, pai gow and Caribbean stud, as well as keno and a sports book.

         The Fremont is situated on 1.4 acres of land owned and 0.9 acres of land leased by the Company on the principal thoroughfare in downtown Las Vegas. The property offers 32,000 square feet of casino space including approximately 1,100 slot machines, and 27 table games, including tables featuring "21," craps, roulette, pai gow, poker and Caribbean stud, as well as keno and a race and sports book. The hotel has 452 guest rooms and five restaurants, including the Second Street Grill, an upscale contemporary restaurant, and the Paradise Buffet, which features tropical-themed surroundings. The property also has approximately 8,200 square feet of meeting space and a parking garage for up to 350 cars.

         Main Street Station was acquired by the Company in December 1993 and was used to augment the rooms base for the California and Fremont prior to its opening as a full service hotel casino in November 1996. Main Street Station is situated on 15 acres of land owned by the Company in downtown Las Vegas and was renovated and expanded prior to its November 1996 opening. The property includes a 28,500-square foot, newly-equipped casino with 22 table games and approximately 865 slot machines. The property also includes 406 renovated hotel rooms and expanded and renovated food facilities, including a 500-seat buffet, a 130-seat specialty restaurant, a 100-seat cafe, a 200-seat brew pub and oyster bar and expanded parking to include 2,000 spaces.

         The Company coordinates marketing efforts and support functions and has standardized operating procedures and systems among its three Downtown Properties with the goal of enhancing revenues and reducing expenses. This effort includes a consolidated database and marketing program for all Downtown Properties. The Company believes these efforts will significantly reduce costs and provide it with a competitive advantage.

         While many casinos in downtown Las Vegas compete with other downtown properties and properties on the Las Vegas Strip for the same customers, the Company has developed a distinctive niche for its Downtown Properties by focusing primarily on customers from Hawaii. The Company's marketing strategy for the Downtown Properties focuses on gaming enthusiasts from Hawaii and tour and travel agents from Hawaii with whom the Company has cultivated relationships since it opened the California in 1975. Through the Company's Hawaiian travel agency, Vacations Hawaii, the Company currently operates six DC-10 charter flights from Honolulu to Las Vegas each week, helping to ensure stable, reasonably priced air seats. This, as well as the Company's strong, informal relationships with other Hawaiian travel agencies, its affordably priced, all-inclusive packages and its Hawaiian promotions have allowed the California and the Fremont to capture a significant share of the Hawaiian tourist trade in Las Vegas. For more than a decade the Downtown Properties have been the leading Las Vegas destination for visitors from Hawaii. The Company attributes this success to the amenities and atmosphere at the Downtown Properties, which are designed to appeal specifically to visitors from Hawaii, and to its marketing strategy featuring significant promotions in Hawaii and a bi-monthly newsletter circulated to over 84,000 households, primarily in Hawaii. For the fiscal year ended June 30, 1997, patrons from Hawaii comprised approximately 70% of the room nights at the California, 56% of the room nights at the Fremont and 79% of the room nights at Main Street Station.

         The Company, together with other downtown casino operators and the City of Las Vegas, developed the downtown attraction known as the Fremont Street Experience. The attraction features a semi-circular space frame nine stories above the street, stretching along four city blocks against which a sound and light spectacle is displayed. As part of the project, vehicular traffic on portions of Fremont Street has been eliminated, asphalt replaced by a patterned streetscape and special events brought to the downtown area to entertain visitors.

The Company believes that, since its opening in December 1995, the Fremont Street Experience has significantly enhanced the experience of visiting downtown Las Vegas and has attracted additional customers to the downtown area. While the downtown area has experienced increased traffic flow as a result of the Fremont Street Experience, the increased traffic flow has not translated into increased gaming revenue for the Company's Downtown Properties. In addition, the entity which operates the Fremont Street Experience (Fremont Street Experience, Limited Liability Company or "FSE") experienced significant levels of operating loss and cash deficiency during its first full year of operation. Management expects this trend to continue and, therefore, does not expect to recover its investment in this entity. For these reasons, the Company recorded a $5.3 million impairment loss in fiscal 1997 to write-off its entire investment in FSE. See Note 2 of Notes to Consolidated Financial Statements.

INVESTMENT CONSIDERATIONS

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

         The Company's properties compete primarily with other casino hotels on the Las Vegas Strip, the Boulder Strip and in downtown Las Vegas. Currently, there are approximately 25 major gaming properties located on or near the Las Vegas Strip, 13 located in the downtown area and several located in other areas of Las Vegas. Las Vegas gaming square footage and room capacity are continuing to increase. A number of marquee properties have opened in the last several years, and several others are currently under construction or planned for the Las Vegas Strip, including the 3,000-room Paris Casino-Resort and the 3,000-room Bellagio. Additionally, several properties have recently announced or begun significant expansion and renovation projects, including MGM Grand Hotel/Casino, Harrah's-Las Vegas and the Sahara Hotel and Casino. Each of the foregoing facilities has or may have a theme and attractions which have drawn or may draw significant numbers of visitors. Moreover, most of these facilities attract or may attract primarily middle-income patrons, who are the focus of the Company's marketing strategy. Also, competition from the recently opened Sunset Station property may have a negative impact on the future performance of Sam's Town Las Vegas. Although the Company believes that these additional facilities will draw more visitors to Las Vegas, these properties also may divert potential gaming activity from the Company. Future additions, expansions and enhancements to existing properties and construction of new properties by the Company's competitors could divert additional gaming activity from the Company's facilities. There can be no assurance that the Company will compete successfully in the Las Vegas market in the future.

         ADDITIONAL FINANCING REQUIREMENTS

         The Company intends to finance its current and future expansion projects primarily with cash flow from operations and borrowings under the Company's and Boyd Gaming's five-year $500 million reducing revolving bank credit facility (the "Bank Credit Facility"). If the Company is unable to finance such projects through cash flow from operations and borrowings under the Bank Credit Facility, it will have to adopt one or more alternatives, such as reducing or delaying planned expansion and capital expenditures, selling assets, restructuring debt or obtaining additional equity or debt financing. No assurance can be given that the aforementioned sources of funds will be sufficient to finance the Company's expansion or that other financing will be available on acceptable terms, in a timely manner or at all. In addition, the Company's 11% Senior Subordinated Notes due 2002 (the "11% Notes") and the Bank Credit Facility contain certain restrictions on the ability of the Company to incur additional indebtedness. If the Company is unable to secure additional financing, it could be forced to limit or suspend expansion, development and acquisition projects, which may adversely effect the Company's business, financial condition and results of operations. See "--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         LEVERAGE AND DEBT SERVICE

         At June 30, 1997, the Company had total long-term debt of approximately $380 million. Debt service requirements on the Bank Credit Facility consist of interest expense on outstanding indebtedness. Beginning in December 1998, the total principal amount available under the Bank Credit Facility will be reduced by $25 million and reduced by an additional $50 million at the end of each six-month period thereafter until maturity in June 2001. In July 1997, the availability under the Bank Credit Facility was reduced by approximately $193 million in connection with Boyd Gaming's issuance of $250 million aggregate principal amount of 9.50% Senior Subordinated Notes Due 2007 (the "9.50% Boyd Notes"). Availability under the Bank Credit Facility will be subsequently increased if and to the extent the Company purchases or redeems the 11% Notes. No assurance can be given that any such purchase or redemption will be consummated. Debt service requirements on the 11% Notes issued by a financing subsidiary of the Company consist of semi-annual interest payments and repayment of the $185 million principal amount on December 1, 2002. The Company's ability to service its debt will be dependent on its future performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control. Accordingly, no assurance can be given that the Company will maintain a level of operating cash flow that will permit it to service its obligations. If the Company is unable to generate sufficient cash flow or is unable to refinance or extend outstanding borrowings, it will have to adopt one or more alternatives, such as reducing or delaying planned expansion and capital expenditures, selling assets, restructuring debt or obtaining additional debt financing. There can be no assurance that any of these financing strategies could be effected on satisfactory terms, if at all. In addition, Nevada law contains restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Such restrictions may prevent the Company from obtaining necessary capital. See "--Additional Financing Requirements," "--Governmental Regulation," and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

GOVERNMENTAL REGULATION

         The Company is subject to a variety of gaming and other regulations. If additional gaming regulations are adopted, such regulations could impose restrictions or costs that could have a material adverse effect on the Company. From time to time, various proposals have been introduced in the Nevada legislature that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and the Company. No assurance can be given that such legislation will not be enacted. The federal government has also previously considered a federal tax on casino revenues and may consider such a tax in the future. In addition, gaming companies are currently subject to significant state and local taxes and fees in addition to normal corporate income taxes, and such taxes and fees are subject to increase at any time. Any material increase in these taxes or fees could adversely affect the Company.

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

         Corporations that operate casinos in Nevada are required to be licensed by the Nevada Gaming Authorities. A gaming license requires the periodic payment of fees and taxes and is not transferable. Boyd Gaming is registered by the Nevada Commission as a publicly-traded corporation (a "Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. Boyd Gaming has been found suitable by the Nevada Commission to own the stock of the Company. The Company is licensed by the Nevada Commission to operate non-restricted gaming activities at the California and Sam's Town Las Vegas and is additionally registered as a holding corporation and approved by the Nevada Gaming Authorities to own the stock of Mare Bear, Inc. ("Mare Bear"), the operator of the Stardust; Sam Will, Inc. ("Sam Will"), the operator of the Fremont; and Eldorado, Inc., the operator of the Eldorado and Joker's Wild. No person may become a stockholder of, or receive any percentage of profits from, the Company or its subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. Boyd Gaming, the Company, Mare Bear, Sam Will and Eldorado, Inc. have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

         The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or any of its licensed subsidiaries in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Company and its licensed subsidiaries must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of the Company or its licensed subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

         If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company or any of its licensed subsidiaries, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company or any of its licensed subsidiaries to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

         The Company and its licensed subsidiaries are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company and its subsidiaries must be reported to, or approved by, the Nevada Commission.

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

         Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or any of its licensed subsidiaries, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, the Clark County Board has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

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

         RELIANCE ON CERTAIN MARKETS

         The California, Fremont and Main Street Station derive a substantial portion of their customers from the Hawaiian market. In fiscal 1997, patrons from Hawaii comprised approximately 70% of the room nights at the California, over 56% at the Fremont and over 79% at Main Street Station. An increase in fuel costs or transportation prices, a decrease in airplane seat availability or a deterioration of relations with tour and travel agents, as they affect travel between the Hawaiian market and the Company's facilities, could materially adversely affect the Company's business, financial condition and results of operations. The Company's properties also draw a substantial number of customers from certain other specific geographic areas, including Southern California, Arizona, Las Vegas and the Midwest. Adverse economic conditions in any of these markets, or the failure of the Company's facilities to continue to attract customers from these geographic market as a result of increased competition in those markets could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

         At June 30, 1997, the Company employed approximately 8,400 persons: approximately 2,600 at the Stardust; 2,400 at Sam's Town Las Vegas; 300 at the Eldorado; 340 at Joker's Wild; 1,000 at the California; 975 at the Fremont; and 775 at Main Street Station. On such date, the Company had collective bargaining relationships with 11 unions covering approximately 2,600 employees, substantially all of whom are employed at the Stardust and the Fremont. Several collective bargaining agreements are currently in effect; other agreements have expired and are in various stages of negotiation. Employees covered by expired agreements have continued to work during the negotiations, in some cases under the terms of the expired agreements and in others under modifications thereof.

ITEM 2.  PROPERTIES

         The following table sets forth certain information regarding the properties owned or operated by the Company as of June 30, 1997.


                                            YEAR BUILT    CASINO SPACE     SLOT     TABLE  HOTEL                   LAND
                                            OR ACQUIRED    (SQ. FT.)     MACHINES   GAMES  ROOMS    RESTAURANTS   (ACRES)
                                            -----------   ------------   --------   -----  -----    -----------   -------
LAS VEGAS STRIP
Stardust Resort and Casino................      1985          87,000       1,961      79   2,320          7          61

DOWNTOWN LAS VEGAS
California Hotel and Casino...............      1975          36,000       1,151      36     781          5          16
Fremont Hotel and Casino..................      1985          32,000       1,088      27     452          5           2
Main Street Station Hotel, Casino and
  Brewery.................................      1993          28,500         865      22     406          4          15

BOULDER STRIP
Sam's Town Las Vegas......................      1979         118,000       2,841      54     650         16          63
Eldorado Casino...........................      1993          16,000         600      11      --          3           4
Jokers Wild Casino........................      1993          22,500         641      11      --          2          13
                                                             -------      ------     ---   -----         --         ---
        Total.............................                   340,000       9,147     240   4,609         42         174
                                                             =======      ======     ===   =====         ==         ===

ITEM 3.  LEGAL PROCEEDINGS

         The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. In the opinion of management, all pending claims in such matters, if adversely decided, would not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is currently no established public trading market for the Company's Common Stock. Boyd Gaming is the sole stockholder of the Company.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data presented below as of June 30, 1997 and 1996 and for the fiscal years ended June 30, 1997, 1996 and 1995, have been derived from the audited consolidated financial statements contained elsewhere in this Form 10-K. The selected consolidated financial data presented below as of June 30, 1995 and as of and for the fiscal years ended June 30, 1994 and 1993 have been derived from audited consolidated financial statements of the Company not contained herein. Operating results for the fiscal years shown below are not necessarily indicative of the results that may be expected for future fiscal years.

                                                                        FOR THE YEAR ENDED JUNE 30,
                                                           ----------------------------------------------------
                                                             1997       1996       1995       1994       1993
                                                           --------   --------   --------   --------   --------
                                                                              (IN THOUSANDS)
INCOME STATEMENT DATA
Net revenues............................................   $523,799   $523,430   $496,831   $458,712   $431,174
Operating expenses(a)...................................    489,241    463,846    439,969    399,778    367,740
                                                           --------   --------   --------   --------   --------
Operating income........................................     34,558     59,584     56,862     58,934     63,434
Interest expense, net of amounts capitalized............    (33,622)   (33,820)   (38,492)   (30,354)   (33,672)
Interest income.........................................        127         --         40        199      1,449
Gain on investment......................................         --         --         --         --      1,062
                                                           --------   --------   --------   --------   --------
Income before provision for income taxes, cumulative
  effect of a change in accounting principle and
  extraordinary item....................................      1,063     25,764     18,410     28,779     32,273
Provision for income taxes..............................        487     10,675      8,780     10,778     11,469
                                                           --------   --------   --------   --------   --------
Income before cumulative effect of a change in
  accounting principle and extraordinary item...........        576     15,089      9,630     18,001     20,804
Cumulative effect of a change in accounting for income
  taxes.................................................         --         --         --      2,035         --
                                                           --------   --------   --------   --------   --------
Net income before extraordinary item....................        576     15,089      9,630     20,036     20,804
Extraordinary item, net of tax benefit..................         --        842         --         --      7,397
                                                           --------   --------   --------   --------   --------
Net income..............................................   $    576   $ 14,247   $  9,630   $ 20,036   $ 13,407
                                                           ========   ========   ========   ========   ========

                                                                                 JUNE 30,
                                                           ----------------------------------------------------
                                                             1997       1996       1995       1994       1993
                                                           --------   --------   --------   --------   --------
                                                                              (IN THOUSANDS)
BALANCE SHEET DATA
Total assets............................................   $590,136   $577,520   $578,882   $585,996   $496,167
Long-term debt, net of current maturities...............    378,456    364,415    369,382    375,637    361,927
Stockholder's equity....................................    130,426    129,850    104,353     94,723     72,553

---------
(a) Includes $5,325 of impairment loss during the fiscal year ended June 30, 1997. See Note 2 to Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain operating data for the Company's properties. As used herein, "Boulder Strip Properties" consist of Sam's Town Las Vegas, the Eldorado and the Jokers Wild and "Downtown Properties" consists of the California, the Fremont, and Main Street Station (opened November 1996). Net revenues displayed in this table and discussed in this section are net of promotional allowances; as such, references to rooms revenue and food and beverage revenue do not agree to the amounts on the Consolidated Statements of Income. Operating income from properties for the purpose of this table exclude corporate expense, including related depreciation and amortization, and preopening expense.

                                                    YEAR ENDED JUNE 30,
                                         -------------------------------------------
                                           1997             1996             1995
                                         --------         --------         --------
                                                       (In thousands)
Net revenues
  Stardust  . . . . . . . . . . . .      $180,387         $194,513         $193,563
  Boulder Strip Properties  . . . .       193,004          189,315          168,036
  Downtown Properties . . . . . . .       150,408          139,602          135,232
                                         --------         --------         --------
       Total properties . . . . . .      $523,799         $523,430         $496,831
                                         ========         ========         ========
Operating income
  Stardust  . . . . . . . . . . . .      $ 19,086         $ 30,748         $ 30,688
  Boulder Strip Properties  . . . .        26,766           23,904           15,551
  Downtown Properties . . . . . . .        10,390(a)        18,444           22,561
                                         --------         --------         --------
       Total properties . . . . . .      $ 56,242         $ 73,096         $ 68,800
                                         ========         ========         ========

--------
(a)  Before preopening expense.

FISCAL 1997 COMPARED TO FISCAL 1996

Revenues
--------

         Consolidated net revenues remained relatively flat during fiscal 1997 compared to fiscal 1996. Company-wide casino revenue decreased 1.2%, while food and beverage revenue increased 5.7% and rooms revenue increased 1.1%. Net revenues were enhanced by the opening of Main Street Station in November 1996, and offset by declines in net revenues experienced principally at the Stardust (7.3%), the California (13.1%) and the Fremont (5.7%). These declines in net revenues are attributable, in each case, to increased competition. In addition, the California was adversely impacted by construction disruption during the first quarter of fiscal 1997.

Operating Income
----------------

         Consolidated operating income was $34.6 million during fiscal 1997 compared to $59.6 million in fiscal 1996. Consolidated operating income in fiscal 1997 was impacted by $3.5 million in preopening expense related to the November 1996 opening of Main Street Station and $5.3 million in impairment loss related to the Company's investment in FSE. Operating income before preopening expense and impairment loss declined 27.2% due to declines experienced at the Stardust and Downtown Properties, partially offset by an increase in operating income at the Boulder Strip Properties.

Stardust
--------

         Net revenues at the Stardust declined by 7.3% during fiscal 1997 compared to fiscal 1996. The majority of the decline is attributable to a 8.5% reduction in casino revenues, as a result of a decline in slot wagering and a lower win percentage in the sports book partially offset by increased wagering. Revenues from rooms, food and beverage also declined by approximately 6.2% during the fiscal year due to a decline in the number of occupied rooms and food covers. Operating income declined by 37.9% to $19.1 million in fiscal 1997 compared to fiscal 1996, and operating income margin declined from 15.8% in fiscal 1996 to 10.6% in fiscal 1997. These declines in operating income and operating income margin are primarily the result of the decline in revenues.

Boulder Strip Properties
------------------------

         Net revenues at the Boulder Strip Properties increased 1.9% during fiscal 1997 compared to fiscal 1996. The increase is primarily attributable to a 2.2% increase in casino revenue as a result of increased wagering volume in table games and slots at Sam's Town Las Vegas. Rooms revenues and food and beverage revenue increased 11.0% and 2.2%, respectively, over the prior fiscal year's levels. The increase in rooms revenue is primarily attributable to a 24.3% increase in average daily room rates at Sam's Town Las Vegas. Operating income margin at the Boulder Strip Properties increased from 12.6% in fiscal 1996 to 13.9% in fiscal 1997, due to the increase in net revenues as well as improved operating margins in the rooms and food and beverage departments at Sam's Town Las Vegas.

DOWNTOWN PROPERTIES
-------------------

         Net revenues at the Downtown Properties increased 7.7% during fiscal 1997 compared to fiscal 1996. The increase is attributable to the November 1996 opening of Main Street Station which was partially offset by declines in net revenues at the California and Fremont of 13.1% and 5.7%, respectively. These two properties have been affected by the opening of Main Street Station, which has initially attracted patrons from their customer bases. In addition, each component of the California's net revenues was adversely impacted by a rooms remodel project which reduced its room availability by approximately 15% during the first fiscal quarter of 1997. Aggregate operating income for the Downtown Properties declined by 43.7% during fiscal 1997 to $10.4 million, and aggregate operating income margin for the Downtown Properties decreased from 13.2% in fiscal 1996 to 6.9% in fiscal 1997. These declines are a result of the reduction in net revenues at the California and Fremont. In addition, Main Street Station posted a $1.9 million operating loss before preopening expense since its opening in November 1996.

         Vacations Hawaii, an affiliate of the Company, was acquired by Boyd Gaming in October 1995 and operates as a travel agency for the benefit of the Downtown Properties. Hawaiian customers comprise a majority of the available room nights at the Downtown Properties. See "Business -- Properties."

OTHER EXPENSES
--------------

         Depreciation and amortization expense was $44.4 million in both fiscal 1997 and fiscal 1996 as increases in fixed assets primarily related to the opening of Main Street Station in November 1996 were offset by the increase in the level of fully depreciated assets at the Company's older properties.

         Corporate expenses remained relatively constant at $11.6 million in fiscal 1997 compared to $11.7 million in fiscal 1996.

         During fiscal 1997, the Company recorded a preopening charge of $3.5 million upon the opening of Main Street Station in November 1996. There were no such charges in fiscal 1996.

IMPAIRMENT LOSS
---------------

         The Company recorded a $5.3 million impairment loss related to its 17.4% ownership interest in FSE during fiscal 1997. This impairment loss is principally due to the significant levels of operating loss and operating cash deficiency reported in May 1997 by FSE relating to its first full year of operation. Management expects this trend to continue and, therefore, does not expect to recover its investment in this entity.

OTHER INCOME (EXPENSE)
----------------------

         Other income and expense is primarily comprised of interest expense, net of amounts capitalized. Interest expense decreased slightly during fiscal 1997 to $33.6 million from $33.8 million in fiscal 1996 as slightly lower average interest rates offset slightly higher levels of average debt outstanding.

PROVISION FOR INCOME TAXES
--------------------------

         The Company's effective tax rate was 46% and 41%, respectively, for the fiscal years ended June 30, 1997 and 1996. The fluctuation in the rates is primarily attributable to the level of certain non-deductible Company provided benefits relative to the decline in pre-tax income in fiscal 1997 compared to fiscal 1996.

EXTRAORDINARY ITEM
------------------

         The Company recorded an extraordinary loss of $.8 million, net of tax, during fiscal 1996 related to the write-off of unamortized bank loan fees in connection with the completion of the Company's current Bank Credit Facility in June 1996.

NET INCOME (LOSS)
-----------------

         As a result of the foregoing factors, the Company reported net income of $0.6 million for fiscal 1997 compared to net income of $14.2 million in fiscal 1996.



FISCAL 1996 COMPARED TO FISCAL 1995
-----------------------------------

REVENUES
--------

         Consolidated net revenues increased 5.4% for fiscal 1996 compared to fiscal 1995. The increase in net revenues for fiscal 1996 resulted primarily from increased revenues at Sam's Town Las Vegas of 14.9%. Revenue growth on a consolidated basis in fiscal 1996 was achieved in all major revenue categories, with casino revenue increasing 5.5%, room revenue increasing 2.6%, food and beverage revenue increasing 6.0% compared to fiscal 1995. Slot revenue, which continued to account for more than 70% of casino revenue, increased 8.2% in fiscal 1996 compared to fiscal 1995. The increase in slot revenue was primarily attributable to a 24% increase in slot revenue at Sam's Town Las Vegas. Table games revenue, the only other significant component of casino revenue, decreased 3.6% in fiscal 1996 compared to fiscal 1995. Company-wide room revenue increased 2.6% in fiscal 1996 compared to fiscal 1995 as a result of a 2.1% increase in occupied rooms and a 6.4% increase in the average daily room rate. The increase in occupied rooms was attributable to the opening of the California rooms expansion (146 rooms opened in December 1994). The rooms expansion project was open for the entire fiscal 1996 but was only open for the last six months of fiscal 1995. Occupancy statistics did not include rooms at Main Street Station which the Company used until the November 1996 opening of Main Street Station to augment the rooms base at the California and the Fremont. The Main Street Station property was purchased in December 1993 as a closed casino hotel facility. In November 1996, the Company completed a major renovation of the facility and opened Main Street Station for business.

OPERATING INCOME
----------------

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

STARDUST
--------

         Net revenues at the Stardust increased 0.5% for fiscal 1996 as compared to the prior fiscal year. Casino and food and beverage revenues declined 0.5% and 1.6%, respectively, while rooms revenue increased 3.4% and showroom revenue increased 9.3% for fiscal 1996 as compared to fiscal 1995. Slot revenue declined 1.3% in fiscal 1996 with a 2.3% increase in wagering offset by lower net winnings. Table games revenue declined 4.1% for fiscal 1996 as compared to fiscal 1995 as a result of an increase of 4.3% in wagering offset by lower net winnings. Other casino revenues increased 11.9% for fiscal 1996 primarily as a result of a 28% increase in revenue in the sports book. Rooms revenue at the Stardust increased 3.4% for fiscal 1996 compared to fiscal 1995 with a 1.3% decline in occupied rooms offset by a 7.9% increase in average daily room rate. The Stardust posted an occupancy rate of 96% in fiscal 1996 versus 97% in the prior fiscal year. Operating income increased slightly in fiscal 1996 compared to fiscal 1995 and operating income margin was 15.8% compared to 15.9%, respectively, for fiscal 1996 versus fiscal 1995. The slight decline in operating income margin was primarily the result of higher advertising and promotional expenses not fully offset by increased operating income and operating income margin in the rooms department.

BOULDER STRIP PROPERTIES
------------------------

         Net revenues for the Boulder Strip Properties increased 12.7% for fiscal 1996 versus fiscal 1995 primarily as a result of increased revenues at Sam's Town Las Vegas. Sam's Town Las Vegas revenue increased 14.9% for fiscal 1996 while revenues increased 6.8% at Jokers Wild and declined slightly at the Eldorado. Casino revenues at the Boulder Strip Properties increased 16.7% for fiscal 1996 versus fiscal 1995, while rooms revenue increased 4.7% and food and beverage revenue increased 4.8%. Operating income at the Boulder Strip Properties increased 54% for fiscal 1996 compared to fiscal 1995 while operating income margin increased 3.3 percentage points to 12.6% for fiscal 1996. Sam's Town Las Vegas posted increases in operating income and operating income margin of 83% and 4.3 percentage points, respectively, for the 1996 fiscal year. Operating income margins increased 2.5 percentage points at the Eldorado and declined 2.3 percentage points at Jokers Wild for fiscal 1996 versus fiscal 1995. The increase in operating income margin at the Eldorado was a result of increased casino revenue while the decline in operating income margin at Jokers Wild was primarily a result of increased expenses in the food and beverage department for fiscal 1996 versus fiscal 1995. Management believes that the significant increases in revenues, operating income and operating income margin at Sam's Town Las Vegas for fiscal 1996 versus fiscal 1995 were primarily attributable to the implementation of successful marketing programs creating increased customer awareness and visitation.

DOWNTOWN PROPERTIES
-------------------

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

OTHER EXPENSES
--------------

         Interest expense, net of amounts capitalized, decreased $4.7 million or 12.1% for fiscal 1996 compared to fiscal 1995 primarily as a result of more capitalized interest related to projects under development and lower net borrowings. Depreciation and amortization expense for fiscal 1996 decreased $1.5 million or 3.3% compared to fiscal 1995.

PROVISION FOR TAXES
-------------------

         The Company's tax rate for fiscal 1996 was 41% compared to 48% in fiscal 1995. The Company's 1995 tax rate was affected by the increase in certain non-deductible Company provided benefits.

EXTRAORDINARY ITEM
------------------

         The Company recorded an extraordinary loss, net of tax, of $.8 million in fiscal 1996. This extraordinary loss resulted from the write-off of unamortized bank loan fees in connection with its recent bank refinancing which was completed on June 19, 1996.

NET INCOME
----------

         As a result of these factors, net income before extraordinary item increased $6.0 million and net income increased $5.1 million for fiscal 1996 compared to fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Working Capital

         The Company's policy is to use operating cash flow in combination with debt financing to fund renovations of its properties and expansion of its business. During fiscal 1997, the Company completed an expansion and renovation of Main Street Station for approximately $48 million expended over the course of fiscal 1997 and 1996.

         During fiscal 1997, the Company's generated operating cash flows of $34.8 million compared to $66.5 million in fiscal 1996 and $39.6 million in fiscal 1995. Operating cash flows in fiscal 1997 were impacted by increased levels of competition as well as construction disruption at the California. As of June 30, 1997 and 1996, the Company had balances of cash and cash equivalents of approximately $30.1 million and $28.4 million, respectively, and working capital deficits of $5.8 million and $6.7 million, respectively. The Company has historically operated with negative working capital in order to minimize borrowings (and related interest costs) under its Bank Credit Facility. The working capital deficits are funded through cash generated from operations as well as borrowings under the Bank Credit Facility.

Capital Expenditures

        During fiscal 1997, net cash used in investing activities was $47.3 million versus $41.2 million in fiscal 1996 and $37.6 million in fiscal 1995. The Company is committed to continually maintaining and enhancing its existing facilities, most notably by upgrading and remodeling its casinos, hotel rooms, restaurants and public space and by providing the latest slot machines for its customers. The Company's capital expenditures for these purposes were approximately $17.5 million, $25.4 million and $22.6 million during the years ended June 30, 1997, 1996 and 1995. Capital expenditures related to the expansion and renovation of Main Street Station were $33.6 million and $14.1 million during the years ended June 30, 1997 and 1996, respectively. In addition, the Fremont is currently undergoing a rooms remodel project which is expected to cost approximately $5 million and be completed by the end of calendar 1997.

Debt Facilities

        Much of the funding for the Company's renovation and expansion projects comes from debt financings, as well as cash flows from existing operations. During fiscal 1997, cash flows from financing activities totalled $14.1 million, primarily as a result of net borrowings under the Company's and Boyd Gaming's Bank Credit Facility, which originated in June 1996 and matures in June 2001. At June 30, 1997, the Company's outstanding borrowings under the Bank Credit Facility were $190 million. The Company's and Boyd Gaming's unused availability under the Bank Credit Facility at June 30, 1997 was $149 million; however, the unused availability was subsequently reduced by approximately $193 million in July 1997 in connection with Boyd Gaming's issuance of $250 million principal amount of 9.50% Senior Subordinated Notes. Availability will be subsequently increased if, and to the extent, the Company purchases or redeems its $185 million principal amount of 11% Senior Subordinated Notes (the "11% Notes"). Interest on the Bank Credit Facility is based upon the agent bank's quoted reference rate or London Interbank Offered Rate, at the discretion of the Company. The rate under the Bank Credit Facility at June 30, 1997 was 8.1%.

        The Company, through its wholly-owned subsidiary, California Hotel Finance Company, has $185 million principal amount of 11% Senior Subordinated Notes due December 2002. The 11% Notes contain certain covenants, including but not limited to limitations on restricted payments (as defined in the indenture related to the 11% Notes). As a result of these restrictions, at June 30, 1997 the Company had a portion of its retained earnings and net assets, in the amounts of $31.9 million and $87.1 million, respectively, that were not available for distribution as dividends to its parent, Boyd Gaming.

        The Company's ability to service its debt will be dependent on its future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

New Expansion Projects

        The Company, as part of its ongoing strategic planning process, has recently completed a review of its current growth opportunities. Based on this review, the Company expects to be focusing its growth efforts on the Stardust. The Company is analyzing various alternatives to utilize the 61-acre Stardust site, including additional hotel rooms and other amenities to more effectively compete with the new generation of Las Vegas properties.

         Substantial funds would be required for the expansion project discussed above. There can be no assurance the above mentioned project will go forward or ultimately become operational. The source of funds required to meet the Company's working capital needs (including maintenance capital expenditures) and those required to complete the above-mentioned project is expected to be cash flow from operations and availability under the Company's Bank Credit Facility. Based on current plans, the Company does not anticipate obtaining new borrowings in excess of amounts available under the Bank Credit Facility in the next 12 months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private debt financings or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company. See "Investment Considerations -- Leverage and Debt Service," "-- Expansion," and "-- Additional Financing Requirements."

         The Company continues to pursue and investigate additional expansion opportunities. Such expansion will be affected and determined by several key factors, including identification of additional suitable investment opportunities and availability of acceptable financing. Additional projects will require the Company to make substantial investments, which the Company intends to fund through cash flow from operations and availability under the Bank Credit Facility. To the extent such sources of funds are not sufficient, the Company may also seek to raise such additional funds through public or private debt financings or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company.

Recently Issued Accounting Standards

        See Note 1 to Notes to Consolidated Financial Statements for a complete discussion of recently issued accounting standards and their expected impact on the Company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not required of the Company at this time.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the directors and executive officers of the Company as of August 31, 1997.


NAME                  AGE   POSITION
----                  ---   --------
William S. Boyd       65    President and Director

Donald D. Snyder      50    Senior Vice President and Director

Robert L. Boughner    44    Senior Vice President and Director

Ellis Landau          53    Senior Vice President, Chief
                            Financial Officer and Treasurer

James W. Hippler      50    Senior Vice President - Administration

Keith E. Smith        37    Vice President and Controller

Charles E. Huff       52    Vice President, Secretary and General Counsel

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

         Donald D. Snyder has been Senior Vice President and director of the Company since January 1997. From July 1996 to January 1997, Mr. Snyder served as Boyd Gaming Corporation's Executive Vice President -- Administration. From 1993 to the present, Mr. Snyder served as Chairman, President and Chief Executive Officer of the Fremont Street Experience, Limited Liability Company, the developer and operator of the Fremont Street Experience in Downtown Las Vegas. From 1992 to 1993, he was President of Strategic Associates, Inc., a consulting firm. From 1987 through 1991, he served as Chairman of the Board and Chief Executive Officer of First Interstate Bank of Nevada.

         Robert L. Boughner has been Executive Vice President and Chief Operating Officer of Boyd Gaming Corporation since April 1990. From 1985 until April 1990, he served as Senior Vice President of CH&C and prior to that time he held various management positions in the Company. Mr. Boughner is active in civic and industry affairs, and serves on the Board of Directors of the Las Vegas Convention and Visitors Authority, the Nevada Hotel and Motel Association and the Nevada Restaurant Association.

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

         Keith E. Smith has served as Vice President and Controller from June 1993 to January 1997 and, from September 1990 to June 1993 he served as Corporate Controller of the Company. From May 1989 to September 1990, Mr. Smith was Vice President-Finance of the Dunes Hotel, Casino and Country Club in Las Vegas. From 1982 to May 1989, he was employed by Ramada, Inc., a gaming and hospitality company, in a variety of positions, including Controller of the Tropicana Resort and Casino in Las Vegas.

         Charles E. Huff has been Vice President, Secretary and General Counsel of Boyd Gaming Corporation since its inception. He has served as Vice President and General Counsel of CH&C since July 1986 and Secretary since January 1988. Prior to joining CH&C, Mr. Huff practiced law in Las Vegas for 13 years.

         Directors of the Company are elected annually to serve for one year and until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors.

         Each director of the Company is also a director of Boyd Gaming. Each director who is not an employee of Boyd Gaming or the Company currently receives an annual fee of $25,000, meeting fees of $1,000 per board meeting attended and $500 per committee meeting attended and related expenses for services as a director of both Boyd Gaming and the Company. Employee and non-employee directors participate in the Directors' Medical Reimbursement Plan, which covers medical expenses incurred by directors and their spouses that are not covered by other medical plans. During fiscal 1997, Mr. Boyd received $4,439 as reimbursement under this Plan, and Messrs. Snyder and Boughner each received less than $250 in reimbursements under this Plan. Boyd Gaming pays the directors fees and provides the benefits described above.

ITEM 11.  EXECUTIVE COMPENSATION

         The Company is a wholly-owned subsidiary of Boyd Gaming. The following table sets forth the cash compensation earned for services performed for Boyd Gaming and the Company during the three fiscal years in the period ended June 30, 1997 by the Company's Chief Executive Officer and each of the other four most highly compensated executive officers of the Company. The Compensation and Stock Option Committee of Boyd Gaming has been responsible for recommending cash and other non-stock plan compensation for the named executive officers and the Board of Directors of the Company and Boyd Gaming, as well as for administration of Boyd Gaming's stock plans.


                           SUMMARY COMPENSATION TABLE

                                                                              LONG TERM
                                                                             COMPENSATION
                                               ANNUAL COMPENSATION(2)           AWARDS
                                          --------------------------------   -------------
                                                                              SECURITIES       ALL OTHER
                                          FISCAL                              UNDERLYING      COMPENSATION
           NAME AND POSITION(1)            YEAR      SALARY($)    BONUS($)     OPTIONS           ($)(3)
           --------------------           ------     ---------    --------   ------------     ------------

William S. Boyd........................    1997     $1,000,000    $     --     $200,000          $5,601
Chairman and Chief Executive Officer       1996      1,000,000          --           --           7,865
                                           1995      1,000,000     574,137      140,000           5,706

Robert L. Boughner.....................    1997        525,000       7,875       50,000           5,601
Executive Vice President                   1996        500,000      30,000           --           4,250
and Chief Operating Officer                1995        400,000     115,680       40,000           5,706

Ellis Landau...........................    1997        367,500       5,513       35,000           5,340
Executive Vice President, Chief            1996        350,000      21,000           --           5,592
Financial Officer and Treasurer            1995        300,000      86,760       30,000           5,445

Donald D. Snyder(4)....................    1997        350,000       3,750       50,000           2,340
President                                  1996             --          --           --              --
                                           1995             --          --           --              --

James W. Hippler(5)....................    1997        210,000       3,150       41,334           5,340
Senior Vice President                      1996        200,000      12,000           --           5,592
Administration                             1995        175,000      33,740        6,500           5,445


-------------

(1)      Positions indicated are those currently held with Boyd Gaming.

(2) The incremental cost to the Company of providing perquisites and other personal benefits during the last three years did not exceed, as to any executive officer, the lesser of $50,000 or 10% of the total salary and bonus paid to such executive officer for any such year and, accordingly, is omitted from the table.

(3) Amounts represent Boyd Gaming's Profit Sharing and 401(k) Plan contributions and payment of term life insurance premiums. In fiscal 1997, Boyd Gaming's Profit Sharing and 401(k) Plan contributions were $3,000, $3,000, $3,000 and $3,000 for Messrs. Boyd, Boughner, Landau and Hippler, respectively. In fiscal 1997, life insurance premium payments by the Company for Messrs. Boyd, Boughner, Landau, Snyder and Hippler were $2,601, $2,601, $2,340, $2,340 and $2,340, respectively.

(4)      Mr. Snyder has been an officer of the Company since July 1996.

(5) 16,334 shares represent options previously awarded and repriced in 1997.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                       OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                               -----------------------------------------------------------------------------------------
                                                   Individual Grants                              Potential Realizable
                               -----------------------------------------------------------       Value At Assumed Annual
                               Number of       % of Total                                         Rates of Stock Price
                               Securities     Options/SARs                                          Appreciation for
                               Underlying      Granted to       Exercise or                          Option Term(2)
                              Options/SARs    Employees in      Base Price      Expiration       -----------------------
Name                           Granted(#)    Fiscal Year(1)      ($/Share)         Date            5%($)        10%($)
----                          ------------   --------------     -----------     ----------       --------    -----------
William S. Boyd                  50,000           1.78%           $11.50          8/28/06        $361,614     $  916,402
                                150,000           5.31%           $8.375         12/20/06        $790,049     $2,002,139
Robert L. Boughner               50,000           1.78%           $8.375         12/20/06        $263,350     $  667,380
Ellis Landau                     35,000           1.24%           $8.375         12/20/06        $184,345     $  467,166
Donald D. Snyder                 50,000           1.78%           $8.375         12/20/06        $263,350     $  667,380
James W. Hippler(3)              25,000           0.89%           $8.375         12/20/06        $131,675     $  333,690
                                 12,000           0.43%           $5.75          10/14/03        $ 25,138     $   67,591
                                  4,334           0.15%           $5.75           4/21/05        $ 11,692     $   27,916

---------------

(1) Based on an aggregate of 2,823,671 options granted to directors, employees and consultants of the Company and its affiliates in the fiscal year ended June 30, 1997. The total number of options granted during such fiscal year included 1,277,971 that represent options granted in previous years that were repriced June 2, 1997. Repriced options will fully vest and become exercisable on December 31, 1998. All other options generally vest and become exercisable ratably over a three or four year period from the date of grant.

(2) The potential realizable value is calculated based on the term of the option at its time of grant (10 years). It is calculated by assuming that the stock price appreciates at the indicated amount rate compounded annually for the entire term of the option and that the option is exercised and sold in the last day of its term for the appreciated stock price. No gain to the option holder is possible unless the stock price increases over the option term.

(3) The grants of options representing 12,000 and 4,334 shares represent options granted in prior years and repriced in 1997. Pursuant to the terms of the repricing, one repriced option was granted for every two options originally priced at $17.00 and two repriced options were granted for every three options originally priced at $13.625. All repriced options will fully vest and become exercisable on December 31, 1998.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                         AND YEAR-END OPTION/SAR VALUES

                                                                          NUMBER OF
                                                                          SECURITIES             VALUE OF
                                                                          UNDERLYING           UNEXERCISED
                                                                         UNEXERCISED           IN-THE-MONEY
                                                                          OPTIONS AT            OPTIONS AT
                                    SHARES                            FISCAL YEAR-END(#)    FISCAL YEAR-END($)
                                 ACQUIRED ON           VALUE             EXERCISABLE/          EXERCISABLE/
    NAME                         EXERCISE(#)          REALIZED          UNEXERCISABLE        UNEXERCISABLE(1)
    ----                         -----------          --------        -----------------      ----------------
William S. Boyd                       0                  0             618,334/246,666              $0/$0
Robert L. Boughner                    0                  0              176,667/63,333              $0/$0
Ellis Landau                          0                  0              140,000/45,000              $0/$0
Donald D. Snyder                      0                  0               15,000/80,000              $0/$0
James W. Hippler                      0                  0                    0/41,334              $0/$0

----------------------

(1) Value realized is based on estimated fair market value of Boyd Gaming Common Stock on the date of exercise less the exercise price.

(2) Value is based on the closing price of Boyd Gaming Common Stock on the New York Stock Exchange on June 30, 1997 ($5.75) less the exercise price.

COMPENSATION AND STOCK OPTION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Perry B. Whitt, a former member of the Compensation and Stock Option Committee of Boyd Gaming is a former executive officer of the Company.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         All of the outstanding shares of stock of the Company are owned by Boyd Gaming Corporation.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) 1. Financial Statements. The following financial statements are for the years ended June 30, 1997, 1996 and 1995 are filed as part of this report:


                                                                                  Page
                                                                                  ----
                  Independent Auditors' Report ................................    F-2

                  Consolidated Balance Sheets at June 30, 1997 and 1996 .......    F-3

                  Consolidated Statements of Income for Years Ended
                  June 30, 1997, 1996 and 1995 ................................    F-4

                  Consolidated Statements of Changes in Stockholder's
                  Equity for the Years Ended June 30, 1997, 1996 and 1995 .....    F-5

                  Consolidated Statements of Cash Flows for the Years
                  Ended June 30, 1997, 1996 and 1995 ..........................    F-6

                  Notes to Consolidated Financial Statements ..................    F-7

              2.  Financial Statement Schedules. None.

              3.  Exhibits. Refer to (c) below.

         (b)  Reports on Form 8-K. None.

         (c) Exhibits. Reference is made to the Index to Exhibits immediately preceding the exhibits hereto.

                  CALIFORNIA HOTEL AND CASINO AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        Page
                                                                        ----
        Independent Auditors' Report.................................    F-2

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

        Consolidated Statements of Cash Flows........................    F-6

        Notes to Consolidated Financial Statements...................    F-7

                          INDEPENDENT AUDITORS' REPORT

California Hotel and Casino and Subsidiaries
(a wholly-owned subsidiary of Boyd Gaming Corporation)

         We have audited the accompanying consolidated balance sheets of California Hotel and Casino and Subsidiaries (a wholly-owned subsidiary of Boyd Gaming Corporation) (the "Company") as of June 30, 1997 and 1996, and the related consolidated statements of income, changes in stockholder's equity, and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of California Hotel and Casino and Subsidiaries at June 30, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Las Vegas, Nevada
August 20, 1997

                                    California Hotel and Casino and Subsidiaries
                          (a wholly-owned subsidiary of Boyd Gaming Corporation)

CONSOLIDATED BALANCE SHEETS

                                                                     June 30,
                                                               -------------------
(In thousands, except share data)                                1997       1996
---------------------------------                              --------   --------
ASSETS

Current assets
  Cash and cash equivalents                                    $ 30,050   $ 28,444
  Accounts receivable, net                                        7,290      7,414
  Inventories                                                     7,395      5,822
  Prepaid expenses and other                                     11,767     10,772
                                                               --------   --------
    Total current assets                                         56,502     52,452

Property and equipment, net                                     498,265    490,675
Other assets and deferred charges                                25,471     24,139
Goodwill, net                                                     9,898     10,254
                                                               --------   --------
    Total assets                                               $590,136   $577,520
                                                               ========   ========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Current maturities of long-term debt                         $  1,554   $  1,455
  Accounts payable                                               19,419     18,703
  Accrued liabilities
    Payroll and related                                          17,384     18,728
    Interest and other                                           20,565     19,174
  Income taxes payable                                            3,392      1,047
                                                               --------   --------
    Total current liabilities                                    62,314     59,107

Long-term debt, net of current maturities                       378,456    363,915

Long-term debt, due to related party                                 --        500

Deferred income taxes                                            18,940     24,148

Commitments and contingencies

Stockholder's equity
  Preferred stock, $100 par value, 200,000 shares authorized         --         --
  Common Stock, no par value; 2,500 shares authorized
    1,000 shares issued                                          22,328     22,328
  Additional paid-in capital                                     32,856     32,856
  Retained earnings                                              75,242     74,666
                                                               --------   --------
    Total stockholder's equity                                  130,426    129,850
                                                               --------   --------
    Total liabilities and stockholder's equity                 $590,136   $577,520
                                                               ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                                    California Hotel and Casino and Subsidiaries
                          (a wholly-owned subsidiary of Boyd Gaming Corporation)

CONSOLIDATED STATEMENTS OF INCOME


(In thousands)                                        For the years ended June 30,
--------------                                      --------------------------------
                                                      1997        1996        1995
                                                    ---------   --------    --------
Revenues
  Casino                                            $366,574    $370,841    $351,348
  Food and beverage                                  123,070     116,133     108,381
  Rooms                                               62,399      60,811      56,335
  Other                                               34,522      34,975      32,803
                                                    --------    --------    --------
Gross revenues                                       586,565     582,760     548,867
Less promotional allowances                           62,766      59,330      52,036
                                                    --------    --------    --------
     Net revenues                                    523,799     523,430     496,831
                                                    --------    --------    --------
Costs and expenses

  Casino                                             195,659     186,470     174,038
  Food and beverage                                   88,135      83,958      81,637
  Rooms                                               21,214      23,043      22,465
  Other                                               24,587      23,956      22,176
  Selling, general and administrative                 69,804      65,381      59,631
  Maintenance and utilities                           25,072      24,915      23,964
  Depreciation and amortization                       44,398      44,413      45,931
  Corporate expense                                   11,566      11,710      10,127
  Preopening expense                                   3,481          --          --
  Impairment loss                                      5,325          --          --
                                                    --------    --------     -------
     Total                                           489,241     463,846     439,969
                                                    --------    --------     -------
Operating income                                      34,558      59,584      56,862
                                                    --------    --------     -------
Other income (expense)
  Interest income                                        127         ---          40
  Interest expense, net of amounts capitalized       (33,622)    (33,820)    (38,492)
                                                    --------    --------    --------
     Total                                           (33,495)    (33,820)    (38,452)
                                                    --------    --------    --------
Income before provision for income taxes and
  extraordinary item                                   1,063      25,764      18,410
Provision for income taxes                               487      10,675       8,780
                                                    --------    --------    --------
Income before extraordinary item                         576      15,089       9,630
Extraordinary item, net of tax benefit of $520            --         842         ---
                                                    --------    --------    --------
Net income                                          $    576    $ 14,247    $  9,630
                                                    ========    ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                                    California Hotel and Casino and Subsidiaries
                          (a wholly-owned subsidiary of Boyd Gaming Corporation)

CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER'S EQUITY
For the years ended June 30, 1997, 1996 and 1995


                                                  Common Stock             Additional                        Total
(In thousands,                             ----------------------------     Paid-In       Retained        Stockholder's
except share data)                          Shares           Amount         Capital       Earnings           Equity
-----------------------------------------------------------------------------------------------------------------------
BALANCES, JULY 1, 1994                       1,000           $22,328       $ 9,606        $ 62,789          $ 94,723

Net income                                                                                   9,630             9,630
-----------------------------------------------------------------------------------------------------------------------
BALANCES, JUNE 30, 1995                      1,000            22,328         9,606          72,419           104,353

Contributed capital from parent                                             23,250                            23,250

Dividends                                                                                  (12,000)          (12,000)

Net income                                                                                  14,247            14,247
-----------------------------------------------------------------------------------------------------------------------
BALANCES, June 30, 1996                      1,000            22,328        32,856          74,666           129,850

Net income                                                                                     576               576
-----------------------------------------------------------------------------------------------------------------------
BALANCES, June 30, 1997                      1,000           $22,328       $32,856        $ 75,242          $130,426
=======================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                                    California Hotel and Casino and Subsidiaries
                          (a wholly-owned subsidiary of Boyd Gaming Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the years ended June 30,
                                                    ------------------------------------
(In thousands)                                        1997          1996          1995
--------------                                      --------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income......................................    $    576     $  14,247     $   9,630
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization...............      44,398        44,413        45,931
    Impairment loss ............................       5,325            --            --
    Loss on early retirement of debt ...........          --         1,362            --
    Deferred income taxes.......................      (5,208)        4,081            --
    Other.......................................         --           (236)         (114)
    Changes in assets and liabilities:
      (Increase) decrease in accounts
        receivable, net.........................         124          (539)        1,822
      (Increase) decrease in inventories........      (1,573)         (335)          295
      (Increase) decrease in prepaid expenses...        (995)         (387)        1,766
      (Increase) decrease in other assets.......      (7,232)        3,184        (7,589)
      Increase (decrease) in other current
        liabilities.............................      (2,951)        3,326       (15,008)
      Increase (decrease) in income taxes
        payable.................................       2,345        (2,606)        2,885
                                                    --------     ---------     ---------
Net cash provided by operating activities.......      34,809        66,510        39,618
                                                    --------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property, equipment
      and other assets..........................     (47,343)      (41,181)      (37,636)
                                                    --------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt....          --       146,750         7,850
    Payments on long-term debt..................      (1,994)     (166,683)      (22,027)
    Net borrowings under credit agreements......      16,134       (10,000)       13,000
    Capital contribution from parent............          --        23,250            --
    Dividends paid..............................          --       (12,000)           --
                                                    --------     ---------      --------
Net cash provided by (used in) financing
  activities....................................      14,140       (18,683)       (1,177)
                                                    --------     ---------      --------
Net increase in cash and cash equivalents.......       1,606         6,646           805
Cash and cash equivalents, beginning of year....      28,444        21,798        20,993
                                                    --------     ---------      --------
Cash and cash equivalents, end of year..........    $ 30,050     $  28,444      $ 21,798
                                                    ========     =========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest, net of amounts
    capitalized.................................    $ 32,289     $  37,826      $ 37,662
  Cash paid for income taxes....................       2,175         7,300         3,250
                                                    ========     =========      ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
  Property additions acquired on contracts
    and trade payables which were accrued,
    but not yet paid............................    $  6,854     $   3,140      $  4,867
                                                    ========     =========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                                    California Hotel and Casino and Subsidiaries
                          (a wholly-owned subsidiary of Boyd Gaming Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on disposal of assets are recognized as incurred.

Capitalized Interest

Interest costs associated with major projects are capitalized. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the Company's weighted average cost of borrowing. Capitalization of interest ceases when the project is substantially complete. Capitalized interest during the fiscal years ended June 30, 1997, 1996 and 1995 was $1.4 million, $2.0 million and $0.3 million, respectively.

Goodwill

The excess of total acquisition costs over the fair value of assets acquired is amortized using the straight-line method over forty years. Management periodically assesses the recoverability of goodwill and other intangible assets by comparing its carrying value to the discounted cash flows expected to be generated by the acquired operation during the anticipated period of benefit. As of June 30, 1997 and 1996, accumulated amortization was $4.4 million and $4.0 million, respectively.

Revenues and Promotional Allowances

Casino revenues represent the net win from gaming activities, which is the difference between gaming wins and losses. Revenues include the retail value of room, food, beverage and other goods and services provided to customers on a complimentary basis. Such amounts are then deducted as promotional allowances. The estimated cost of providing these promotional allowances is charged to the casino department in the following amounts:


                                  Years ended June 30,
                            --------------------------------
(In thousands)               1997         1996        1995
--------------              -------      -------     -------
Rooms                       $10,174      $ 9,482     $ 8,408
Food and Beverage            45,150       44,469      40,358
Other                         1,355        1,593       1,087
                            -------      -------     -------
Total                       $56,679      $55,544     $49,853
                            =======      =======     =======

Preopening Expenses

Expenses incurred prior to the opening of new facilities are capitalized and charged to expense upon commencement of operations. During the year ended June 30, 1997, the Company expensed $3.5 million upon the opening of Main Street Station. There were no preopening expenses recorded during the years ended June 30, 1996 and 1995.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, and estimated cash flows in assessing the recoverability of long-lived assets. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform to the 1997 presentation. These reclassifications had no effect on the Company's net income.

Change in Fiscal Year

Effective September 1997, the Company changed its fiscal year from a June 30 year end to a December 31, year end.

Recently Issued Accounting Standards

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 129, "Disclosure of Information about Capital Structure," which is effective for fiscal years ending after December 15, 1997. This Statement establishes standards for disclosing information about an entity's capital structure. Management intends to comply with the disclosure requirements of this statement in the stub period ending December 31, 1997.

The FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This statement requires businesses to disclose comprehensive income and its components in their financial statements. Management intends to comply with the disclosure requirements of this statement in the year ending December 31, 1998.

The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This statement redefines how operating segments are determined and requires qualitative disclosure of certain financial and descriptive information about a company's operating segments. The Company will adopt SFAS No. 131 in the year ending December 31, 1998. Management has not yet completed its analysis of which operating segments it will report to comply with SFAS No. 131.

-------------------------------------------------------------------------------
NOTE 2. - IMPAIRMENT LOSS

During the year ended June 30, 1997, the Company recorded a $5.3 million impairment loss related to its 17.4% ownership interest in the Fremont Street Experience, Limited Liability Company ("FSE"). This impairment loss is principally due to the significant levels of operating loss and operating cash deficiency reported in May 1997 by FSE relating to its first full year of operation. Management expects this trend to continue and, therefore, does not expect to recover its investment in this entity.

-------------------------------------------------------------------------------
NOTE 3. - ACCOUNTS RECEIVABLE

Components of accounts receivable at June 30 are as follows:


(In thousands)                                    1997             1996
--------------                                   ------           ------
Casino                                           $5,145           $4,834
Hotel                                             2,731            2,988
Other                                             1,427            1,151
                                                 ------           ------
Total                                             9,303            8,973
Less allowance for doubtful accounts              2,013            1,559
                                                 ------           ------
Total                                            $7,290           $7,414
                                                 ======           ======

-------------------------------------------------------------------------------

NOTE 4. - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30:


(In thousands)                                      1997          1996
--------------                                    --------      --------
Land                                              $101,431      $101,934
Buildings and leasehold improvements               464,411       423,099
Furniture and equipment                            275,243       259,583
Construction in progress                             1,937        16,938
                                                  --------      --------
Total                                              843,022       801,554
Less accumulated depreciation and amortization     344,757       310,879
                                                  --------      --------
Property and equipment, net                       $498,265      $490,675
                                                  ========      ========

------------------------------------------------------------------------------
NOTE 5. - LONG-TERM DEBT

Long-term debt at June 30 consists of the following:


(In thousands)                                    1997              1996
--------------                                  --------         ---------
Bank Credit Facility                            $190,134          $174,000
11% Senior Subordinated Notes                    185,000           185,000
Other                                              4,876             6,870
                                                --------          --------
Total long-term debt                             380,010           365,870
Less current maturities                            1,554             1,455
                                                --------          --------
Total                                           $378,456          $364,415
                                                ========          ========

The Company and its parent, Boyd Gaming Corporation, have a $500 million five-year reducing, revolving bank credit facility which matures in June 2001 (the "Bank Credit Facility"). Total availability under the Bank Credit Facility will be reduced by $25 million at the end of two and one-half years and reduced by an additional $50 million at the end of each six-month period thereafter until maturity. As of June 30, 1997, the Company and its parent had unused availability of $149 million under the Bank Credit Facility. Interest on the Bank Credit Facility is based upon the agent bank's quoted reference rate or London Interbank Offered Rate, at the discretion of the Company. The interest rate under the Bank Credit Facility at June 30, 1997 was 8.1%. The Company and its parent incur a commitment fee on the unused portion of the Bank Credit Facility which ranges from 0.375% to 0.50% per annum, depending upon the level of a certain predefined ratio. The Bank Credit Facility is collateralized by the real and personal property comprising eight casino properties owned by the Company and its parent and by related security agreements with assignment of rents. The Bank Credit Facility contains certain financial covenants, limitations on the incurrence of debt and limitations on the incurrence of capital expenditures and investments, all as defined in the Bank Credit Facility. In connection with the closure of the Bank Credit Facility in June 1996, the Company recorded a $0.8 million extraordinary loss (net of $.5 million tax benefit) related to the write-off of unamortized fees. In July 1997, in connection with Boyd Gaming's issuance of $250 million principal amount of Senior Subordinated Notes, availability under the Bank Credit Facility was reduced by approximately $193 million. Availability will subsequently increase if and to the extent the Company purchases or redeems the 11% Senior Subordinated Notes.

The Company, through its wholly-owned subsidiary California Hotel Finance Company, has $185 million principal amount of 11% Senior Subordinated Notes (the "11% Notes") due December 2002. The 11% Notes are unconditionally guaranteed on a senior subordinated and unsecured basis by the Company. The guarantee is subordinated to all existing and future senior debt (as defined in the indenture related to the 11% Notes) of the Company (approximately $145.0 million at June 30, 1997) and is effectively subordinated to all existing and future senior indebtedness and other liabilities (including trade payables) of the subsidiaries of the Company (approximately $17.5 million at June 30, 1997). The Company is not in default and there are no payment blockages with respect to the 11% Notes. The net proceeds were used to refinance certain indebtedness of the Company and provide for working capital needs and expansion of the Company's operations. The 11% Notes require semi-annual interest payments on June 1 and December 1 of each year until December 1, 2002, at which time the principal balance is due and payable. The 11% Notes may be redeemed at the Company's option any time after December 1, 1997 at redemption prices ranging from 104.125% in 1997 to 100% in 1999. The 11% Notes contain certain covenants regarding incurrence of debt, sales and disposition of assets, mergers or consolidations and limitations on restricted payments (as defined in the indenture relating to the 11% Notes). As a result of these restrictions, at June 30, 1997 the Company had a portion of its retained earnings and its net assets in the amounts of $31.9 million and $87.1 million, respectively, that were not available for distribution as dividends to Boyd Gaming.

The estimated fair value of the Company's long-term debt at June 30, 1997 was approximately $390 million, versus its book value of $380 million. At June 30, 1996 the estimated fair value of the Company's long-term debt was approximately $374 million, versus its book value of $366 million. The estimated fair value amounts were based on the quoted market price of the Company's debt security that is traded. For the debt securities that are not traded, fair value was based on estimated discounted cash flows using current rates offered to the Company for debt securities having the same remaining maturities.

Interest rates on the Company's other long-term debt range from 7.3% to 16.8%. Management believes the Company and its subsidiaries are in compliance with all covenants contained in its long-term agreements at June 30, 1997.

The scheduled maturities of long-term debt for the years ending June 30 are as follows:


(In thousands)
--------------
1998                                          $  1,554
1999                                             1,615
2000                                             1,155
2001                                           190,436
2002                                               250
Thereafter                                     185,000
                                              --------
Total                                         $380,010
                                              ========

-------------------------------------------------------------------------------
NOTE 6. - COMMITMENTS AND CONTINGENCIES

Future minimum lease payments required under noncancelable operating leases (principally for land) as of June 30, 1997 are as follows:


(In thousands)
--------------
1998                                          $ 2,060
1999                                            2,010
2000                                            1,996
2001                                            2,008
2002                                            2,056
Thereafter                                     85,518
                                              -------
Total                                         $95,648
                                              =======

Rent expense for the years ended June 30, 1997, 1996 and 1995 was $1.8 million, $2.7 million and $2.6 million, respectively and is included in selling, general and administrative expenses on the consolidated statements of income.

The Company is subject to various claims and litigation in the normal course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material effect on the Company's consolidated financial statements.

------------------------------------------------------------------------------
NOTE 7. - EMPLOYEE BENEFIT PLANS

The Company contributes to multi-employer pension plans under various union agreements. Contributions, based on wages paid to covered employees, totaled approximately $2.2 million, $2.2 million and $2.0 million in 1997, 1996 and 1995, respectively. The Company's share of the unfunded liability related to multi-employer plans, if any, is not determinable.

The Company participates in Boyd Gaming Corporation's retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 15% of their income on a pre-tax basis through contributions to the plan. On January 1, 1996, the Company combined its profit sharing plan into the 401(k) plan. The Company expensed its portion of voluntary contributions of $1.5 million, $1.2 million and $.7 million in 1997, 1996 and 1995, respectively, to the Company's 401(k) profit sharing plan and trust.

-------------------------------------------------------------------------------
NOTE 8. - INCOME TAXES

A summary of the provision for income taxes for the years ended June 30 is as follows:

Provision for Income Taxes:


(In thousands)                           1997          1996         1995
--------------                          -------       ------       ------
Current                                 $ 2,877      $ 7,677        $6,752
Deferred                                 (2,390)       2,998         2,028
                                        -------      -------       -------
                                        $   487      $10,675       $ 8,780
                                        =======      =======       =======

The following table provides a reconciliation between the federal statutory rate and the effective income tax rate at June 30 where both are expressed as a percentage of income:

                                           1997         1996         1995
                                          ------       ------       ------
Tax provision at statutory rate            35.0%        35.0%        35.0%
Increase/(decrease) resulting from:
Company provided benefits                  11.6          4.3          8.8
Other, net                                 (0.8)         2.1          3.9
                                          -----        -----        -----
                                           45.8%        41.4%        47.7%
                                          =====        =====        =====

The tax items comprising the Company's net deferred tax liability as of June 30 are as follows:


(In thousands)                                            1997      1996      1995
--------------                                           -------   -------   -------
Deferred tax liabilities:
  Difference between book and tax basis of property      $26,056   $27,053   $25,856
  Reserve differential for gaming activities               1,280     1,882       903
  Difference between book and tax basis of
    amortizable assets                                       922       995     1,115
  Other                                                      815       194       134
                                                         -------   -------   -------
    Gross deferred tax liability                          29,073    30,124    28,008
                                                         -------   -------   -------
Deferred tax assets:
  Alternative minimum tax credit carryforward              7,448     4,474     6,826
  Preopening expense amortized for tax purposes            1,076        --        --
  Provision for doubtful accounts                            917       759       752
  Other                                                      692       743       363
                                                         -------   -------   -------
    Gross deferred tax asset                              10,133     5,976     7,941
                                                         -------   -------   -------
Net deferred tax liability                               $18,940   $24,148   $20,067
                                                         =======   =======   =======

The Company, as a wholly-owned subsidiary of Boyd Gaming Corporation, is included in Boyd Gaming Corporation's consolidated tax return. Boyd Gaming Corporation allocates income tax expense or benefit to the Company as if the Company was filing separate tax returns.

-------------------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 26, 1997.


                                            CALIFORNIA HOTEL AND CASINO


                                            By   /s/ KEITH SMITH
                                               -----------------------------
                                               Keith Smith
                                               Vice President and Controller

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


        Signature                         Title                           Date
---------------------------     ---------------------------        ------------------
/s/ WILLIAM S. BOYD             President and Director             September 26, 1997
----------------------------    (Principal Executive Officer)
    William S. Boyd

/s/ ELLIS LANDAU                Senior Vice President, Chief       September 26, 1997
----------------------------    Financial Officer and Treasurer
    Ellis Landau                (Principal Financial Officer)

/s/ KEITH SMITH                 Vice President and Controller      September 26, 1997
----------------------------    (Principal Accounting Officer)
    Keith Smith

/s/ DONALD D. SNYDER            Senior Vice President and          September 26, 1997
----------------------------    Director
    Donald D. Snyder

/s/ ROBERT L. BOUGHNER          Senior Vice President and          September 26, 1997
----------------------------    Director
    Robert L. Boughner

                                INDEX TO EXHIBITS

                                                                                    SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
NUMBER                                        DOCUMENT                                  PAGE
---------------      ------------------------------------------------------------  ------------
 2.1 (2)             Agreement and Plan of Reorganization dated as of June 25,
                     1993, by and between Eldorado, Inc., Boyd Gaming
                     Corporation, the Company and certain stockholders and
                     noteholders of Eldorado.

 3.1 (1)             Articles of Incorporation of the Company.

 3.2 (1)             Bylaws of the Company.

 4.1 (1) Form of Indenture relating to $185,000,000 aggregate principal amount of 11% Senior Subordinated Notes due 2002 of California Hotel Finance Corporation ("Finance"), including the Form of Note.

10.1 (2)             First Amended and Restated Credit Agreement dated as of
                     September 2, 1993, among the Company, Certain Commercial
                     Lending Institutions, CIBC Inc., First Interstate Bank of
                     Nevada and Bank of America and related Exhibits.

10.2 (2)             Loan Agreement dated March 2, 1989, by and between First
                     Interstate Bank of Nevada and Eldorado, Inc., including related Promissory Note, and related Revision Agreement dated October 31, 1989, between First Interstate Bank of
                     Nevada, N.A. and Eldorado, Inc.

10.3 (1)             Ninety-Nine Year Lease dated June 30, 1954, between
                     Fremont Hotel, Inc., and Charles L. Ronnow, C.L. Ronnow and J.L. Ronnow, and Alice Elizabeth Ronnow.

10.4 (1)             Lease Agreement dated October 31, 1963, between Fremont
                     Hotel, Inc., and Cora Edith Garehime.

10.5 (1)             Lease Agreement dated December 31, 1963, between Fremont
                     Hotel, Inc., Bank of Nevada and Leon H. Rockwell, Jr.

10.6 (1)             Lease Agreement dated June 7, 1971, between Anthony
                     Antonacci, Margaret Fay Simon and Bank of Nevada, as Co-
                     Trustees under Peter Albert Simon's Last Will and Testament, and related Assignment of Lease dated February 25, 1985 to Sam-Will, Inc. and Fremont Hotel, Inc.

10.7 (1)             Lease Agreement dated July 25, 1873, between CH&C and
                     William Peccole, as Trustee of the Peter Peccole 1970 Trust.

10.8 (1)             Lease Agreement dated July 1, 1974, between Fremont Hotel,
                     Inc., and Bank of Nevada, Leon H. Rockwell, Jr. and Margorie
                     Rockwell Riley.

10.9 (1)             Ground Lease Agreement dated July 5, 1978, between the
                     Company and Irene Elizabeth Carey, as Trustee of the Carey
                     Survivor's Trust U/A October 18, 1972 and Irene Elizabeth
                     Carey, as Trustee of the Carey Family Trust U/A October 18,
                     1972.

                                                                                      SEQUENTIALLY
EXHIBIT                                                                                 NUMBERED
NUMBER                                        DOCUMENT                                    PAGE
---------            ------------------------------------------------------------     ------------
10.10 (1)            Ninety-Nine Year Lease dated December 1, 1978, between
                     Matthew Paratore, and George W. Morgan and LaRue Morgan,
                     and related Lease Assignment dated November 10, 1987 to
                     Sam-Will, Inc., d/b/a Fremont Hotel and Casino.

10.11 (3)            Collective Bargaining Agreement effective as of January 17,
                     1994, between Sam-Will, Inc., d/b/a Fremont Hotel and
                     Casino and the International Union of Operating Engineers,
                     Local No. 501, AFL-CIO (slot technician unit).

10.12 (2)            Labor Agreement dated as of January 13, 1993, between Mare-Bear,
                     Inc., d/b/a Stardust Hotel & Casino, and the International
                     Union of Operating Engineers, Local No. 501, AFL-CIO.

10.13 (2)            Labor Agreement dated as of January 13, 1993, between Sam-Will,
                     Inc., d/b/a Fremont Hotel and Casino, and the International
                     Union of Operating Engineers, Local No. 501, AFL-CIO.

10.14 (2)            Labor Agreement dated January 13, 1993, between the Company and the International Union of Operating Engineers, Local
                     No. 501; AFL-CIO.

10.15 (1)            Agreement dated as of May 1, 1991, between Mare-Bear, Inc.,
                     d/b/a Stardust Hotel and Casino, and the Local Joint Executive
                     Board of Las Vegas for and on behalf of the Culinary Workers
                     Union, Local No. 226 and Bartenders Union, Local No. 165.

10.16 (1)            Agreement dated May 1, 1991, between Sam-Will, Inc., d/b/a
                     Fremont Hotel and Casino, and the Local Joint Executive
                     Board of Las Vegas for and on behalf of the Culinary Workers
                     Union, Local No. 226 and Bartenders Union, Local No. 165.

10.17 (2)            Collective Bargaining Agreement dated September 12, 1991,
                     between Eldorado Casino and the Local Joint Executive Board of Las Vegas for and on behalf of Culinary Workers Union,
                     Local No. 226 and Bartenders Union, Local 165.

10.18 (1)            Collective Bargaining Agreement dated March 14, 1991, between
                     Mare-Bear, Inc., d/b/a Stardust Hotel and Casino, and the
                     Musicians Union of Las Vegas, Local No. 369, American
                     Federation of Musicians, AFL-CIO.

10.19 (1)            Labor Agreement dated May 1, 1991, between Mare-Bear, Inc.,
                     d/b/a Stardust Hotel & Casino, and the International
                     Alliance of Theatrical Stage Employees and Moving Picture
                     Machine Operators of the United States and Canada, Local
                     720, Las Vegas, Nevada.

                                                                                      SEQUENTIALLY
EXHIBIT                                                                                 NUMBERED
NUMBER                                        DOCUMENT                                    PAGE
---------            ------------------------------------------------------------     ------------
10.20 (1)            Labor Agreement dated May 1, 1991, between Mare-Bear, Inc.,
                     d/b/a Stardust Hotel & Casino, and the International
                     Alliance of Theatrical Stage Employees and Moving Picture
                     Machine Operators of the United States and Canada, Local
                     720, Las Vegas, Nevada. (Theatrical Wardrobe Employees).

10.21 (1)            Labor Agreement dated June 14, 1983, between Stardust Hotel and Casino and the International Brotherhood of Painters and
                     Allied Trades, Local Union No. 159, AFL-CIO.

10.22 (1)            Labor Agreement dated June 1, 1983, between Stardust Hotel and Casino and the United Brotherhood of Carpenters and
                     Joiners of America, Local Union No. 1780, Las Vegas, Nevada.

10.23 (1)            Labor Agreement dated August 1, 1983, between Stardust
                     Hotel and the International Brotherhood of Electrical
                     Workers, Local Union No. 357, AFL-CIO.

10.24 (1)            Implemented Proposal dated June 15, 1992, between Stardust
                     Hotel and Casino and the Back-End Teamsters Local Union
                     No. 995.

10.25 (1)            Implemented Proposal dated June 15, 1992, between Fremont
                     Hotel and Casino and the Back-End Teamsters Local Union
                     No. 995.

10.26 (3)            Promissory Note dated December 30, 1991, from Eldorado, Inc., to Samuel A. Boyd in the principal sum of $600,000.

10.27 (3)            Building Contract dated July 15, 1993, between Marnell
                     Corrao Associates, Inc. and Sam's Town Hotel and Gambling
                     Hall for Sam's Town Addition Phase V.

10.28 (4)            Credit Agreement dated as of June 19, 1996, by and among
                     Boyd Gaming and Registrant on the borrowers, certain
                     commercial lending instructions as the lenders, Canadian
                     Imperial Bank of Commerce as the Agent, Bank of America
                     National Trust and Savings Association and Wells Fargo Bank
                     N.A. as co-managing Agents and Bankers Trust Company,
                     Credit Lyonnais and Societe Generale as co-Agents.

10.29 (5)            First Amendment to Credit Agreement, dated as of March 28,
                     1997, among Boyd Gaming and Registrant, and Wells Fargo
                     Bank, N.A., as Swingline Lender, Canadian Imperial Bank of
                     Commerce as letter of credit issuer, Bank of America N.T. &
                     S.A. and Wells Fargo Bank, N.A. as co-managing agents,
                     Bankers Trust Company, Credit Lyonnais Los Angeles Branch
                     and Societe Generale as co-agents, and Canadian Imperial
                     Bank of Commerce as administrative agent and collateral
                     agent.

10.31 (6)            Second Amendment to Credit Agreement, dated as of June 11,
                     1997, among the Registrant and California Hotel and
                     Casino, and Wells Fargo Bank, N.A., as Swingline Lender.
                     Canadian Imperial Bank of Commerce, as letter of credit
                     issuer, Bank of America National Trust and Savings
                     Association and Wells Fargo Bank, N.A., as co-managing
                     agents, Bankers Trust Company, Credit Lyonnais Los Angeles
                     Branch and Societe Generale as co-agents, and Canadian
                     Imperial Bank of Commerce as administrative agent and
                     collateral agent.

                                                                                      SEQUENTIALLY
EXHIBIT                                                                                 NUMBERED
NUMBER                                         DOCUMENT                                   PAGE
---------            ------------------------------------------------------------     ------------
10.32 (6)            Third Amendment to Credit Agreement, dated as of June 24,
                     1997, among the Registrant and California Hotel and Casino, and Wells Fargo Bank, N.A., as Swingline Lender, Canadian
                     Imperial Bank of Commerce, as letter of credit issuer, Bank
                     of America National Trust and Savings Association and Wells           13
                     Fargo Bank, N.A., as co-managing agents, Bankers Trust
                     Company, Credit Lyonnais, Los Angeles Branch and Societe
                     Generale as co-agents, and Canadian Imperial Bank of
                     Commerce as administrative agent and collateral agent.

10.33 (6)            Form of Indenture relating to $200,000,000 aggregate
                     principal amount of 9.25% Senior Notes due 2003 of Boyd               13
                     Gaming, including the form of note.

10.34 (6)            First Supplemental Indenture, among Boyd Gaming, as Issuer,
                     Registrant and certain subsidiaries of Boyd Gaming, as                13
                     guarantors, and the Bank of New York, as Trustee, dated as of December 31, 1996.

21.1                 Subsidiaries of the Registrant.

24.1                 Powers of Attorney.  Reference is made to Page II-2.

27                   Financial Data Schedule.

-----------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-51672, which became effective on November 18, 1992.

(2) Incorporated by reference to the Registration Statement on Form S-1, File No. 33-64006, of Boyd Gaming Corporation, which became effective on October 15, 1993.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

(4) Incorporated by reference to Exhibit 10.1 of Boyd Gaming's Current Report on Form 8-K dated June 19, 1996.

(5) Incorporated by reference to Exhibit 10.59 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(6) Incorporated by reference to Exhibits 4.4, 4.5, 10.53 and 10.54 of Boyd Gaming's Annual Report on Form 10-K for the year ended June 30, 1997.