Form 10-K/A
period 1997-06-30
CALIFORNIA HOTEL & CASINO
filed 1997-11-12
CIK 824412

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

         As of October 31, 1997, none of the voting stock was held by non-affiliates of the Registrant.

         As of October 31, 1997, the registrant had outstanding 1,000 shares of Common Stock.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the directors and executive officers of the Company as of October 31, 1997.


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

         Robert L. Boughner has served as Senior Vice President of the Company since 1985 and was elected as a Director of the Company in November 1994. Prior to that time, he held various management positions in the Company. Mr. Boughner also serves as Executive Vice President and Chief Operating Officer of Boyd Gaming Corporation since April 1990. Mr. Boughner is active in civic and industry affairs, and serves on the Board of Directors of the Las Vegas Convention and Visitors Authority, the Nevada Hotel and Motel Association and the Nevada Restaurant Association.

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

         Keith E. Smith has served as Vice President and Controller since June 1993 and, from September 1990 to June 1993 he served as Corporate Controller of the Company. From May 1989 to September 1990, Mr. Smith was Vice President-Finance of the Dunes Hotel, Casino and Country Club in Las Vegas. From 1982 to May 1989, he was employed by Ramada, Inc., a gaming and hospitality company, in a variety of positions, including Controller of the Tropicana Resort and Casino in Las Vegas.

         Charles E. Huff has served as Vice President and General Counsel of the Company since July 1986 and Secretary since January 1988. Mr. Huff also served as Vice President, Secretary and General Counsel of Boyd Gaming since its inception. Prior to joining the Company, Mr. Huff practiced law in Las Vegas for 13 years.

         Directors of the Company are elected annually to serve for one year and until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors.

         Each director of the Company is also a director of Boyd Gaming and, as such, is entitled to receive certain compensation and/or reimbursement of expenses from Boyd Gaming.

ITEM 11. EXECUTIVE COMPENSATION

     The Company is a wholly-owned subsidiary of Boyd Gaming. The following table sets forth the cash compensation earned for services performed for Boyd Gaming during the three fiscal years in the period ended June 30, 1997 by Boyd Gaming's Chief Executive Officer, each of its other four most highly compensated executive officers, and two former executive officers who would have been one of the four other most highly compensated executive officers had they continued to be executive officers through the end of the fiscal year (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                               LONG TERM
                                                                              COMPENSATION
                                                                                 AWARDS
                                                                              ------------
                                                             ANNUAL            SECURITIES
                                                         COMPENSATION(2)       UNDERLYING     ALL OTHER
                                                      ---------------------   OPTIONS/SARS   COMPENSATION
        NAME AND PRINCIPAL POSITION(1)        YEAR    SALARY($)   BONUS($)        (#)           ($)(3)
-------------------------------------------  ------   ---------   ---------   ------------   ------------
William S. Boyd............................   1997    1,000,000          0       200,000         5,601
  Chairman and Chief                          1996    1,000,000          0             0         7,865
  Executive Officer                           1995    1,000,000    574,137       140,000         5,706
Robert L. Boughner.........................   1997      525,000      7,875        50,000         5,601
  Executive Vice President and                1996      500,000     30,000             0         4,250
  Chief Operating Officer                     1995      400,000    115,680        40,000         5,706
Ellis Landau...............................   1997      367,500      5,513        35,000         5,340
  Executive Vice President, Treasurer,        1996      350,000     21,000             0         5,592
  and Chief Financial Officer                 1995      300,000     86,760        30,000         5,445
Donald D. Snyder...........................   1997      350,000      3,750        50,000         2,340
  President(4)
James W. Hippler...........................   1997      210,000      3,150        41,334(5)      5,340
  Senior Vice President,                      1996      200,000     12,000             0         5,592
  Administration                              1995      175,000     33,740         6,500         5,445
Maunty C. Collins(6).......................   1997      400,000     31,996       100,000(7)      5,340
  Senior Vice President --                    1996      375,000     22,500             0         5,705
  Director of Operations,                     1995      275,000     79,530        30,000         5,780
  Central Region
Ralph W. Purnell(8)........................   1997      335,000     27,236        35,000         5,340
  Senior Vice President --                    1996      335,000     77,385             0         6,650
  Director of Operations,                     1995      310,000     89,652        30,000         5,445
  Nevada Region

---------------
(1) Positions held are those with Boyd Gaming.

(2) The incremental cost to Boyd Gaming of providing perquisites and other personal benefits during the last three fiscal years did not exceed, as to any named executive officer, the lesser of $50,000 or 10% of the total salary and bonus paid to such executive officer for any such year and, accordingly, is omitted from the table.

(3) Amounts represent Boyd Gaming's Profit Sharing and 401(k) Plan contributions and payments of term life insurance premiums. In fiscal 1997, Boyd Gaming's Profit Sharing and 401(k) Plan contributions were $3,000, $3,000, $3,000, $0, $3,000, $3,000 and $3,000 for Messrs. Boyd, Boughner, Landau, Snyder, Hippler, Collins and Purnell, respectively. In fiscal 1997, life insurance premium payments by Boyd Gaming for Messrs. Boyd, Boughner, Landau, Snyder, Hippler, Collins and Purnell were $2,601, $2,601, $2,340, $2,340, $2,340,
    $2,340 and $2,340, respectively.

(4) Mr. Snyder has been an executive officer of the Company and Boyd Gaming since July 1996 and has served as President of Boyd Gaming since January 1997. Prior to Mr. Snyder's employment with the Company, he served as a consultant and received options to purchase 45,000 shares of Boyd Gaming's Common Stock in fiscal 1996.

(5) 16,334 shares represent options previously awarded and repriced in 1997.

(6) Mr. Collins was an executive officer of Boyd Gaming until March 27, 1997.

(7) 65,000 shares represent options previously awarded and repriced in 1997.

(8) Mr. Purnell was an executive officer of Boyd Gaming until March 27, 1997. Mr. Purnell retired as Boyd Gaming's Senior Vice President, Director of Operations, Nevada Region, on June 30, 1997. Mr. Purnell subsequently entered into a Consulting Agreement with Boyd Gaming pursuant to which he receives annual compensation of $115,000 per year for a 3 year period and continued insurance coverage. In connection with his Consulting Agreement, Mr. Purnell received a fully-vested option to purchase 30,000 shares of Common Stock at an exercise price of $5.75 per share.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                                INDIVIDUAL GRANTS                        POTENTIAL REALIZABLE
                           -----------------------------------------------------------         VALUE AT
                                           % OF TOTAL                                    ASSUMED ANNUAL RATES
                            NUMBER OF     OPTIONS/SARS                                      OF STOCK PRICE
                            SECURITIES     GRANTED TO     EXERCISE                         APPRECIATION FOR
                            UNDERLYING    EMPLOYEES IN       OR                             OPTION TERM(2)
                           OPTIONS/SARS      FISCAL      BASE PRICE      EXPIRATION      --------------------
      NAME                  GRANTED(#)      YEAR(1)       ($/SHARE)         DATE          5%($)      10%($)
      ----                 ------------   ------------   -----------   ---------------   --------   ---------
William S. Boyd..........      50,000         1.80           11.50          8/28/06       361,614     916,402
                              150,000         5.39           8.375         12/20/06       790,049   2,002,139
Robert L. Boughner.......      50,000         1.80           8.375         12/20/06       263,350     667,380
Ellis Landau.............      35,000         1.26           8.375         12/20/06       184,345     467,166
Donald D. Snyder.........      50,000         1.80           8.375         12/20/06       263,350     667,380
James W. Hippler(3)......      25,000         0.90           8.375         12/20/06       131,675     333,690
                               12,000         0.43            5.75         10/14/03        25,138      57,591
                                4,334         0.16            5.75          4/21/05        11,692      27,916
Maunty C. Collins(4).....      35,000         1.26           8.375         12/20/06       184,345     467,166
                               45,000         1.62            5.75         10/14/03        94,267     215,965
                               20,000         0.72            5.75          4/21/05        53,957     128,824
Ralph W. Purnell.........      35,000         1.26           8.375         12/20/06       184,345     467,166

---------------

(1) Based on options for 2,783,671 shares granted to employees of Boyd Gaming and its affiliates in the fiscal year ended June 30, 1997. The options shown as granted during such fiscal year included options for 1,277,971 shares granted in previous years that were repriced June 2, 1997. All options granted, except as specifically noted, had ten year terms and vest ratably over three years.

(2) The potential realizable value is calculated based on the term of the option at its time of grant (10 years). It is calculated by assuming that the stock price appreciates at the indicated rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the option holder is possible unless the stock price increases over the exercise price during the term of the option.

(3) The option grants for 12,000 and 4,334 shares represent options granted in prior years that were repriced in 1997. Pursuant to the terms of the repricing, the optionee received a repriced option for half of the shares covered by his original $17.00 option and a repriced option for two-thirds of the shares covered by his original $13.625 option. Although options originally priced at $17.00 were fully vested at the time of repricing and two-thirds of the shares originally priced at $13.625 were vested, all repriced options will not become exercisable until December 31, 1998.

(4) The grants of options for 45,000 and 20,000 shares represent options granted in prior years and repriced in 1997 on the terms discussed in (3) above.

    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                               OPTION/SAR VALUES

                                                                          NUMBER OF
                                                                          SECURITIES            VALUE OF
                                                                          UNDERLYING          UNEXERCISED
                                                                         UNEXERCISED          IN-THE-MONEY
                                                                       OPTIONS/SARS AT      OPTIONS/SARS AT
                                         SHARES                       FISCAL YEAR-END(#)   FISCAL YEAR-END($)
                                       ACQUIRED ON       VALUE           EXERCISABLE/         EXERCISABLE/
       NAME                            EXERCISE(#)    REALIZED($)       UNEXERCISABLE       UNEXERCISABLE(1)
       ----                            -----------   --------------   ------------------   ------------------
William S. Boyd......................       0               0           618,334/246,666            0/0
Robert L. Boughner...................       0               0            176,667/63,333            0/0
Ellis Landau.........................       0               0            140,000/45,000            0/0
Donald D. Snyder.....................       0               0             15,000/80,000            0/0
James W. Hippler.....................       0               0                  0/41,334            0/0
Maunty C. Collins....................       0               0                 0/100,000            0/0
Ralph W. Purnell.....................       0               0            125,000/45,000            0/0

---------------
(1) Value is based on the closing price of Boyd Gaming's Common Stock on the New York Stock Exchange on June 30, 1997 ($5.75), less the exercise price.


                                       -5

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 1997.


                                            CALIFORNIA HOTEL AND CASINO


                                            By   /s/ KEITH SMITH
                                               -----------------------------
                                               Keith Smith
                                               Vice President and Controller