Form 10-Q
period 1997-09-30
CALIFORNIA HOTEL & CASINO
filed 1997-11-14
CIK 824412

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                              OR

   [  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______
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

Yes [X]     No [ ]

Shares outstanding of each of the Registrant's classes of common stock as of October 31, 1997

        Class                                                     Outstanding
        -----                                                     -----------
Common stock, no par value                                          1,000

CALIFORNIA HOTEL AND CASINO
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 1997

INDEX

                                                                                  Page No.
                                                                                  -------
Part I.        Financial Information

  Item 1.      Unaudited Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets at September 30, 1997
                      and June 30, 1997                                                3

               Condensed Consolidated Statements of Operations for the three
                      months ended September 30, 1997 and 1996                         4

               Condensed Consolidated Statements of Changes in Stockholder's
                      Equity for the three months ended September 30, 1997             5

               Condensed Consolidated Statements of Cash Flows for the three
                      months ended September 30, 1997 and 1996                         6

               Notes to Condensed Consolidated Financial Statements                    7

  Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                              9

Part II.       Other Information

  Item 6.      Exhibits and Reports on Form 8-K                                        14

Signature Page                                                                         15

PART I.       FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS

CALIFORNIA HOTEL AND CASINO AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)                                                        SEPTEMBER 30,   JUNE 30,
(IN THOUSANDS, EXCEPT SHARE DATA)                                      1997         1997
-------------------------------------------------------------------------------------------
ASSETS

Current assets
    Cash and cash equivalents                                       $ 31,882      $ 30,050
    Accounts receivable, net                                           7,628         7,290
    Inventories                                                        7,345         7,395
    Prepaid expenses and other                                        12,443        11,767
    Income taxes receivable                                            1,304           ---
                                                                    --------      --------
        Total current assets                                          60,602        56,502

Property and equipment, net                                          493,525       498,265
Other assets and deferred charges                                     22,004        25,471
Goodwill, net                                                          9,810         9,898
                                                                    --------      --------

        Total assets                                                $585,941      $590,136
                                                                    ========      ========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
    Current maturities of long-term debt                            $  1,549      $  1,554
    Accounts payable                                                  17,664        19,419
    Accrued liabilities
         Payroll and related                                          18,169        17,384
         Interest and other                                           27,450        20,565
         Income taxes payable                                            ---         3,392
                                                                    --------      --------
        Total current liabilities                                     64,832        62,314

Long-term debt, net of current maturities                            374,093       378,456

Deferred income taxes                                                 18,819        18,940

Commitments and contingencies

Stockholder's equity
    Preferred stock, $100 par value; 200,000 shares authorized           ---           ---
    Common stock, no par value; 2,500 shares authorized;
        1,000 shares outstanding                                      22,328        22,328
    Additional paid-in capital                                        32,856        32,856
    Retained earnings                                                 73,013        75,242
                                                                    --------      --------
        Total stockholder's equity                                   128,197       130,426
                                                                    --------      --------
        Total liabilities and stockholder's equity                  $585,941      $590,136
                                                                    ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA HOTEL AND CASINO AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
(UNAUDITED)                                          --------------------------
(IN THOUSANDS)                                          1997            1996
----------------------------------------------------------------------------------------------------------------------
Revenues
    Casino                                            $  88,655       $  87,761
    Food and beverage                                    30,128          29,158
    Room                                                 14,581          15,045
    Other                                                 7,524           7,576
                                                      ---------       ---------
Gross revenues                                          140,888         139,540
Less promotional allowances                              15,880          15,852
                                                      ---------       ---------
        Net revenues                                    125,008         123,688
                                                      ---------       ---------

Costs and expenses
    Casino                                               48,646          48,528
    Food and beverage                                    22,222          20,600
    Room                                                  5,074           5,462
    Other                                                 4,867           5,597
    Selling, general and administrative                  18,312          16,876
    Maintenance and utilities                             6,786           6,890
    Depreciation and amortization                        11,194          10,412
    Corporate expense                                     2,427           3,000
                                                      ---------       ---------
        Total                                           119,528         117,365
                                                      ---------       ---------

Operating income                                          5,480           6,323
                                                      ---------       ---------

Other income (expense)
    Interest income                                           2             ---
    Interest expense, net of amounts capitalized         (9,136)         (7,767)
                                                      ---------       ---------
        Total                                            (9,134)         (7,767)
                                                      ---------       ---------


Loss before benefit for income taxes                     (3,654)         (1,444)

Benefit for income taxes                                 (1,425)           (549)
                                                      ---------       ---------

Net loss                                              ($  2,229)      ($    895)
                                                      =========       =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA HOTEL AND CASINO AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------------------------------
                                         COMMON STOCK          ADDITIONAL                     TOTAL
                                  --------------------------     PAID-IN       RETAINED   STOCKHOLDER'S
                                     SHARES       AMOUNT         CAPITAL       EARNINGS       EQUITY
                                  ---------------------------------------------------------------------
Balances, July 1, 1997               1,000       $ 22,328       $ 32,856      $ 75,242      $130,426


Net loss                                                                        (2,229)       (2,229)
                                  --------       --------       --------      --------      --------
Balances, September 30, 1997         1,000       $ 22,328       $ 32,856      $ 73,013      $128,197
                                  ========       ========       ========      ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.


CALIFORNIA HOTEL AND CASINO AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            THREE MONTHS ENDED
(UNAUDITED)                                                                    SEPTEMBER 30,
                                                                          ------------------------
(IN THOUSANDS)                                                             1997            1996
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                  $ (2,229)      $   (895)
Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization                                           11,194         10,412
    Deferred income taxes                                                     (121)          (375)
    Other                                                                      ---             17
    Changes in assets and liabilities:
        Increase in accounts receivable, net                                  (338)           (44)
        (Increase) decrease in inventories                                      50           (225)
        Increase in prepaid expenses and other                                (676)        (1,675)
        Decrease in other assets                                             3,467         10,914
        Increase in income taxes receivable                                 (1,304)           ---
        Increase in other current liabilities                               12,248          5,747
        Decrease in income taxes payable                                    (3,392)        (1,047)
                                                                          --------       --------
Net cash provided by operating activities                                   18,899         22,829
                                                                          --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property, equipment and other assets                    (12,699)       (12,998)
                                                                          --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings under credit agreements                                  (3,975)        (5,000)
    Payments on long-term debt                                                (393)          (847)
                                                                          --------       --------
Net cash used in financing activities                                       (4,368)        (5,847)
                                                                          --------       --------

Net increase in cash and cash equivalents                                    1,832          3,984

Cash and cash equivalents, beginning of period                              30,050         28,444
                                                                          --------       --------

Cash and cash equivalents, end of period                                  $ 31,882       $ 32,428
                                                                          ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized                        $  3,177       $  4,738
                                                                          ========       ========
Cash paid for income taxes                                                $    ---       $    ---
                                                                          ========       ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property additions acquired on contracts and trade
      payables which were accrued, but not yet paid                       $    521       $ 10,489
                                                                          ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA HOTEL AND CASINO AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of California Hotel and Casino and its wholly-owned subsidiaries, collectively referred to herein as the "Company". The Company owns and operates seven casino entertainment facilities located in Las Vegas, Nevada. All material intercompany accounts and transactions have been eliminated.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of its operations and cash flows for the three month periods ended September 30, 1997 and 1996. It is suggested that this report be read in conjunction with the Company's audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 1997. The operating results and cash flows for the three month period ended September 30, 1997 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company included the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, and estimated cash flows in assessing the recoverability of long-lived assets. Actual results could differ from those estimates.

Change in Fiscal Year

Effective July 1, 1997, the Company changed its fiscal year from a June 30 year end to a December 31 year end.

2.    LONG-TERM DEBT

The Company and its parent, Boyd Gaming Corporation, have a $500 million five-year reducing, revolving bank credit facility (the "Bank Credit Facility"). In July 1997, in connection with Boyd Gaming's issuance of $250 million principal amount of Senior Subordinated Notes, availability under the Bank Credit Facility was reduced by approximately $193 million. Availability will subsequently be increased when the Company redeems its $185 million principal amount of 11% Senior Subordinated Notes (the "11% Notes") due December 2002 prior to their scheduled maturity. On October 29, 1997, the Company gave formal notice of redemption to call the 11% Notes in December 1997.

The 11% Notes are unconditionally guaranteed on a senior subordinated and unsecured basis by the Company. The guarantee is subordinated to all existing and future senior debt (as defined in the Indenture related to the 11% Notes) of the Company (approximately $190.6 million at September 30, 1997) and is effectively subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the subsidiaries of the Company (approximately $15.9 million at September 30, 1997). The Company is not in default and there are no payment blockages with respect to the Notes. In addition, the Company is a guarantor on $200 million principal amount of Senior Notes issued in October 1996 by the Company's parent, Boyd Gaming Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating data for the Company's properties. As used herein, "Boulder Strip Properties" consist of Sam's Town Las Vegas, the Eldorado and the Jokers Wild; "Downtown Properties" consist of the California, the Fremont, and Main Street Station (opened November 1996). Net revenues displayed in this table and discussed in this section are net of promotional allowances; as such, references to food and beverage revenue and room revenue do not agree to the amounts on the Condensed Consolidated Statements of Operations. Operating income from properties for the purposes of this table excludes corporate expense, including related depreciation and amortization expense.

                                                             THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            1997          1996
                                                          --------     ---------
                                                              (IN THOUSANDS)
Net revenues
  Stardust                                                $ 41,640      $ 45,266
  Boulder Strip Properties                                  43,951        45,220
  Downtown Properties                                       39,417        33,202
                                                          --------      --------
     Total Properties                                     $125,008      $123,688
                                                          ========      ========

Operating income
  Stardust                                                $  3,432      $  3,472
  Boulder Strip Properties                                   3,980         3,812
  Downtown Properties                                          822         2,367
                                                          --------      --------
     Total Properties                                     $  8,234      $  9,651
                                                          ========      ========

REVENUES

Consolidated net revenues increased 1.1% during the quarter ended September 1997 compared to the same quarter in the prior fiscal year. Company-wide casino revenue increased 1.0%, food and beverage revenue increased 4.6% and room revenue increased 3.7%. Net revenues were enhanced by the opening of Main Street Station in November 1996, and partially offset by declines in net revenues experienced principally at the Stardust (8.0%), the Fremont (14.8%) and Sam's Town Las Vegas (4.2%). These declines in net revenues are attributable to increased competition in each respective market. In addition, the Fremont has been adversely affected by a major hotel refurbishment project which began in July 1997 and has reduced available rooms by approximately 25% during the quarter.

OPERATING INCOME

Consolidated operating income and operating income margin were $5.5 million and 4.4%, respectively, during the quarter ended September 1997 compared to $6.3 million and 5.1%, respectively, for the same quarter in the prior fiscal year. The decline in operating income and operating income margin is primarily attributable to a $1.7 million operating loss experienced at Main Street Station during the quarter ended September 1997.

STARDUST

Net revenues at the Stardust declined by 8.0% during the quarter ended September 1997 versus the comparable quarter from the prior fiscal year. The majority of the decline is attributable to a 7.4% reduction in casino revenues as a result of a decline in slot and table game wagering. In addition, room and food and beverage revenue declined by 5.6% due to a decline in the number of occupied rooms and food guests. Operating income margin increased from 7.7% during the September 1996 quarter to 8.2% during the September 1997 quarter. The increase in margin is primarily attributable to improved operating efficiencies in the casino department.

BOULDER STRIP PROPERTIES

Net revenues at the Boulder Strip Properties declined by 2.8% during the quarter ended September 1997 versus the comparable quarter from the prior fiscal year due to increased competition on the Boulder Strip. Casino revenue declined by approximately 1% principally due to a decline in slot wagering volume, partially offset by an increase in slot win percentage. Operating income margin increased from 8.4% to 9.1% during the comparable quarters ended September 30, 1996 and 1997, respectively, due to the implementation of cost reduction programs at Sam's Town Las Vegas, as well as an increase in slot revenue at the Eldorado.

DOWNTOWN PROPERTIES

Net revenues at the Downtown Properties increased 18.7% during the quarter ended September 1997 compared to the same quarter in the prior fiscal year. The increase is attributable to the November 1996 opening of Main Street Station, which was partially offset by declines in net revenues at the Fremont and California of 14.8% and 2.5%, respectively. The decline in net revenues at the Fremont is primarily attributable to a rooms remodel project which began in July 1997 and is expected to be completed in December 1997. Operating income and operating income margin for the Downtown properties declined to $.8 million and 2.1%, respectively, for the quarter ended September 1997. These declines are primarily attributable to a $1.7 million operating loss at Main Street Station as well as the decline in net revenues and operating income at the Fremont as a result of the rooms remodel project.

Vacations Hawaii, an affiliate of the Company, was acquired by Boyd Gaming in October 1995 and operates a travel agency for the benefit of the Downtown Properties. (Hawaiian customers comprise a majority of the occupied room nights at the three downtown casino properties).

OTHER OPERATING EXPENSES

Depreciation and amortization expense increased by $.8 million during the quarter ended September 1997 compared to the same quarter from the prior fiscal year due to increased levels of property and equipment in service.

OTHER INCOME (EXPENSE)

Other income and expense is primarily comprised of interest expense, net of amounts capitalized. Interest expense increased by $1.4 million during the quarter ended September 1997 compared to the same quarter from the prior fiscal year. The increase is attributable to higher levels of average debt outstanding due to, among other things, the major renovation and expansion project related to Main Street Station. In addition, the Company capitalized $.8 million in interest costs during the quarter ended September 1996 related to the renovation and expansion project at Main Street Station. There were no such costs capitalized during the comparable quarter in the current fiscal year.

BENEFIT FOR INCOME TAXES

The Company's effective tax rate was 39.0% and 38.0%, respectively, for the fiscal quarters ended September 1997 and 1996. The fluctuation in the rates is primarily attributable to the level of certain non-deductible company provided benefits relative to the increase in the pre-tax loss in the quarter ended September 1997 compared to the quarter ended September 1996.

NET LOSS

As a result of these factors, the Company reported a net loss of $2.2 million during the quarter ended September 1997 compared to a net loss of $.9 million during the comparable quarter in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW AND WORKING CAPITAL

During the quarter ended September 1997, the Company generated operating cash flows of $18.9 million compared to $22.8 million during the comparable quarter in the prior fiscal year. Operating cash flows during the September 1997 quarter were impacted by increased levels of competition as well as construction disruption at the Fremont. At September 30, 1997, the Company had cash and cash equivalents of $31.9 million and a working capital deficit of $4.2 million. The Company has historically operated with negative working capital in order to minimize borrowings (and related interest cost) under its Bank Credit Facility. The working capital deficits are funded through cash generated from operations as well as borrowings under the Bank Credit Facility.

CAPITAL EXPENDITURES

Cash used for investing activities was $12.7 million during the quarter ended September 1997 compared to $13.0 million during the quarter ended September 1996. The Company is committed to continually maintaining and enhancing its existing facilities, most notably, by upgrading and remodeling its casinos, hotel rooms, restaurants and public spaces and by providing the latest slot machines for its customers. All of the cash used for investing activities during the September 1997 and September 1996 quarters was related to capital expenditures for these purposes. In addition, the Fremont is currently undergoing a rooms remodel which is expected to cost approximately $5.0 million and be completed by the end of calendar 1997.

DEBT FACILITIES AND EQUITY FINANCING

Funding for the Company's renovation and expansion projects comes from debt financings, as well as cash flows from existing operations. Cash flows used for financing activities totalled $4.4 million during the quarter ended September 1997 as the Company paid down outstanding debt with its free cash flow generated from operations. At September 30, 1997, the Company's outstanding borrowings under the Bank Credit Facility were $186 million. The Company's and Boyd Gaming's unused availability under the Bank Credit Facility at September 30, 1997 was $227 million; however, the unused availability was reduced by $193 million in July 1997 in connection with Boyd Gaming's issuance of $250 million principal amount of 9.50% Senior

Subordinated Notes. Availability will subsequently be increased when the Company redeems its $185 million principal amount of 11% Senior Subordinated Notes (the "11% Notes") due December 2002 prior to their scheduled maturity. On October 29, 1997, the Company gave formal notice of redemption to call the 11% Notes in December 1997. Interest on the Bank Credit Facility is based upon the agent bank's quoted reference rate or London Interbank Offered Rate, at the discretion of the Company. The rate under the Bank Credit Facility at September 30, 1997 was 8.3%.

The 11% Notes contain certain covenants, including but not limited to limitations on restricted payments (as defined in the indenture related to the 11% Notes). As a result of these restrictions, at September 30, 1997 the Company had a portion of its retained earnings and net assets in the amounts of $29.7 million and $84.9 million, respectively, that were not available for distribution as dividends to its parent, Boyd Gaming Corporation.

The Company's ability to service its debt will be dependent on its future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

NEW EXPANSION PROJECTS

The Company, as part of its ongoing strategic planning process, has completed a review of its current growth opportunities. Based on this review, the Company expects to be focusing its growth efforts on the Stardust. The Company is analyzing various alternatives to utilize the 61-acre Stardust site, including additional hotel rooms and other amenities to more effectively compete with the new generation of Las Vegas properties.

Substantial funds would be required for the expansion project discussed above. There can be no assurance the above mentioned project will go forward or ultimately become operational. The source of funds required to meet the Company's working capital needs (including maintenance capital expenditures) and those required to complete the above mentioned project is expected to be cash flow from operations and availability under the Company's Bank Credit Facility. Based on current plans, the Company does not anticipate obtaining new borrowings in excess of amounts available under the Bank Credit Facility in the next 12 months. In the future, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private debt financings or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be available on terms favorable to the Company.

The Company continues to pursue and investigate additional expansion opportunities. Such expansion will be affected and determined by several key factors, including identification of additional suitable investment opportunities and availability of acceptable financing. Additional projects will require the Company to make substantial investments, which the Company intends to fund through cash flow from operations and availability under the Bank Credit Facility. To the extent such sources of funds are not sufficient, the Company may also seek to raise such additional funds through public or private debt financings or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be available on terms favorable to the Company.

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking, such as statements relating to plans for future expansion and other business development activities as well as other capital spending, financing sources, and the effects of regulation (including gaming and tax regulation) and competition. Such forward looking statements involve important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, actual results may differ materially from those expressed in any forward looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those related to construction and development activities, economic conditions, changes in tax laws, changes in laws or regulations affecting gaming licenses, changes in competition, and factors affecting leverage and debt service including sensitivity to fluctuation in interest rates, and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's Form 10-K for the year ended June 30, 1997. Any forward looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

PART II.  OTHER INFORMATION

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Exhibits.
                27.    Financial Data Schedule

        (b)     Reports on Form 8-K:

                (i) The Company filed a current report on Form 8-K dated September 26, 1997 related to a change in fiscal year.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CALIFORNIA HOTEL AND CASINO
                                   (Registrant)


Date: November 14, 1997            By  /s/  Keith  E. Smith
                                      ------------------------------------
                                      Keith E. Smith
                                      Vice President and
                                      Controller (Chief Accounting Officer)

                                 EXHIBIT INDEX

Exhibits
  27.          Financial Data Schedule